Form 10-K
period 2009-03-31
Conforce International, Inc.
filed 2009-07-29
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number 001-34203

Conforce International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-6077093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51A Caldari Road
2nd Floor
Concord, Ontario L4K 4G3
Canada
 (Address of principal executive offices) (Zip Code)

           (416) 234-0266
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common stock, par value $0.0001	Over-the-Counter/Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 31, 2009, there were 120,001,000 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.  BUSINESS.

BUSINESS DEVELOPMENT

Conforce International, Inc. is a Delaware corporation headquartered in Concord, Ontario, Canada.  Unless otherwise noted, references in this registration statement to “Conforce International, Inc.,” “Conforce,” “CFRI,” the “Company,” “we,” “our” or “us” means Conforce International, Inc.  Our principal place of business is located at 51A Caldari Road, 2nd Floor, Concord, Ontario L4K 4G3 Canada. Our telephone number is (416) 234-0266.

Management of Conforce has been in the shipping container business repairing, selling or storing containers for over 25 years.  The Company operates a Container Terminal through Conforce 1 Container Terminals, Inc. (“Conforce 1”). Conforce 1 provides complete handling and storage of marine shipping containers to its client base of International shipping lines.  The container depot has a capacity of over 5,000 containers.  Its fully integrated software system allows shipping line customers on-line access 24/7 to create bookings, view container inventory and status, and to print standard and customizable reports. Full service features include empty and loaded container lift on-off services, short and long term storage for empty and loaded containers, on-site container-reefer vendors for container repair services, 460V plugs for continued container temperature control while stationed at the terminal, on-site fuelling and steam cleaning, and container modifications to client specifications. The Container Terminal is the Company’s primary source of revenue. The Company generates revenues as a result of charges assessed to shipping lines for the lifting and handling of their empty containers while stored at the Container Terminal until their next use. The Container Terminal also charges for related services such as the abovementioned fueling and power stations for temperature controlled containers.

In addition to the business of the container terminal as described above, the Company has been engaged in the research and development of a polymer based composite shipping container flooring product, EKO-FLOR.

EKO-FLOR xcs, the first version of the product, was officially introduced to the container industry on December 5, 2006 at the 31st annual Intermodal Conference in Hamburg, Germany, the world’s leading shipping container event. Based on the initial reception to the composite, the Company learned that the industry was interested in a composite alternative, however, the product needed to weigh less than the current wood standard. Based on this feedback, Conforce continued to refine its product and as a result, it was able to introduce a lighter, less expensive version, EKO-FLOR cs-2, in December 2007 at the Intermodal Show in Amsterdam, Netherlands. Based on industry feedback related to the surface coating, the Company continued to develop the product until it was able to officially launch EKO-FLOR cs-4 in December 2008. Conforce introduced its latest light-weight version to customers during a series of meetings held in Hamburg, Germany, the location of the 2008 Intermodal Conference. These meetings in December 2008, which were held in a designated boardroom at the Hamburg Renaissance, were scheduled with shipping lines and lessors who ranked in the top ten, in terms of volume purchases of new build containers in their respective business segments. Of the potential customers in attendance, only one had previously conducted dry-land testing of the EKO-FLOR product at a production facility in China. Such testing was conducted using internal methods consistent with random tests conducted on new build containers equipped with wood floors. The companies in attendance were solicited based on their on-going interest in the product and their willingness during 2007 and 2008 to provide feedback to Conforce so that the Company could make improvements to the product in the areas of weight and surface coatings. During and following the meetings, orders were placed for ocean-going trials of EKO-FLOR cs-4. (The difference in the product versions described above has been more fully explained in the Principal Products section of this document).

As a result, EKO-FLOR cs-4 will be evaluated through ocean-going tests conducted by shipping lines and container lessors.  The Company expects that approximately six hundred (600) EKO-FLOR cs-4 equipped containers will be in circulation on or about August - October 2009 for final testing. The Company originally expected to have its product in circulation for testing between May and July 2009; however, final preparation as it relates to production equipment, personnel and processes have caused the trial date to be delayed as stated above. At this time, the Company does not expect any further delays.

The Company has also developed EKO-FLOR ms-1, a composite panel designed specifically for use as shelving in United States Military special application marine containers. Consistent with a Letter of Intent received by Conforce in May 2008 from its military sub-contractor, Sea Box Inc., the first order from Sea Box for ms-1was received in December of 2008. The order consisted of racking for special application containers and will generate revenues in excess of 1 million USD over 12 months until January 2010. Shipments of ms-1 commenced in January 2009.

In order to help ensure the successful commercialization of EKO-FLOR, particularly, cs-4, on February 2, 2009, the Company signed a definitive agreement with Bayer MaterialScience LLC (“Bayer”) establishing a strategic partnership between Conforce and Bayer. Bayer is one of the world’s leading polymer companies and is a division of Bayer AG, a recognized leader in health care, nutrition and advanced materials. For Conforce, the agreement provides key support in the areas of advanced material and design analysis, efficient production practices, technical expertise and know-how, and a global material supply chain consistent with the projected requirements of EKO-FLOR.  The goal of the Partnership is the successful commercialization of EKO-FLOR through the use of advanced design and material analysis, efficient production practices through on-going training and support, and the logistical development of a material supply chain.  Conforce will produce or have produced on its behalf EKO-FLOR profiles using Bayer Products (polyurethanes, polyurethane coatings and polyurethane pultrusions).  Bayer will receive samples of EKO-FLOR produced by or on behalf of Conforce using Bayer Products for testing, evaluation, determining and making any modifications to Bayer Products which Bayer believes may improve the physical properties, appearance or processing of EKO-FLOR.  Conforce and Bayer will, at a later date to be mutually agreed upon, enter into, execute and deliver definitive operational agreements.  The term of this Agreement will be for a period of one (1) year from the date first written above. This Agreement may be extended or terminated by mutual agreement of the parties.

The results from operations of the terminal are as follows:

For the 12 month period April 1, 2008 to March 31, 2009, the Company had revenues of $ 1,998,181 with an income of $651,043.

PRINCIPAL PRODUCTS

Conforce is comprised of two separate and distinct operating divisions:

1.        Conforce 1 Container Terminals, Inc. (“Conforce 1”) is a full-service container terminal providing storage and handling for ocean-going containers.

Conforce 1 provides complete handling and storage of Marine shipping containers to its client base of International shipping lines.  The container depot has a capacity of over 5,000 containers.  Its fully integrated software system allows customers on-line access 24/7 to create bookings, view container inventory and status and to print a number of standard and customizable reports.

The full service features offered include, empty and loaded container lift on-off services, container repairs through TRC, short and long term storage for empty and loaded containers, EDI capability, on-site container-reefer vendors for  container repair services, 460V plugs for continued container temperature control while stationed at the terminal, on-site fueling and steam cleaning services and container modifications to client specifications.

2.        Conforce Container Corporation is dedicated to the production, development and commercialization of the new ISO1496 certified container flooring system, EKO-FLOR.

EKO-FLOR is a composite flooring system designed to replace plywood flooring in shipping containers.

EKO-FLOR xcs was the first version of the product developed. It was similar in weight to apitong plywood at 304 kgs per 20 foot container.

EKO-FLOR cs-2 was designed for use in general cargo applications. The product weighed 270kg per 20 ft. container.

EKO-FLOR cs-4 was designed throughout 2008 as a result of evaluations and suggestions by container industry participants. The product contains a new anti-slip top coat surface jointly developed by Conforce and Bayer MaterialScience AG. The product meets specified requirements in terms of the weight and forces exerted on the product before failure occurs (“load bearing” or “load bearing properties”). The product was tested by the American Bureau of Shipping using standardized testing procedures for shipping containers. The primary test involved exerting pressure on the floor by rolling a test cart with a weight of 7,260kgs on two 7” wide solid rubber tires. The second major test involved lifting the container 6 - 12” off the ground while carrying 60,960kgs of cargo (two times its maximum capacity of 30,480kgs per twenty foot container).  EKO-FLOR cs-4 will replace xcs and cs-2 and is the version of the product that will be tested by customers in ocean-going trials.   The EKO-FLOR cs-4 panels are currently being produced at Conforce’s own development center in Concord, Ontario.

EKO-FLOR ms-1 has been developed as a load bearing shelving system for use in special application United States military containers.

The Company is currently having the ms-1 panels produced at a sub-contracted facility in Quebec, Canada.

Please refer to the Growth Strategies section for discussion of anticipated revenues.

PRINCIPAL COMPETITIVE STRENGTHS

Container Terminal Division

Although the terminal offers full service features as described in Item 1 above, such features are offered by most terminals and are not considered a unique competitive strength. The Company was able to enter the terminal business based on its existing relationships with shipping lines through management’s business dealings while formerly employed by TRC. Therefore, its main competitive strength remains relationship driven as well as its focus on customer service.

PRINCIPAL CHALLENGES

EKO-FLOR Division

The principal challenge faced by EKO-FLOR is that the buyers must pay an upfront premium. This hurdle was significant when the product was first introduced to the industry in 2006; however, the product price has since decreased while awareness of the competitive strengths of the product has increased.  The premium, which the Company believes will be offset within 36 months, represents an increase of approximately 15% to the total price of a 20 foot equivalent container. As a result, product for ocean-going trials has been ordered.

Container Terminal Division

The principal challenges related to the terminal business are customer retention in a competitive environment and decreasing container traffic as a result of the global economic downturn which has adversely affected storage and transportation services required by international shipping lines. The Company is currently estimating that revenues in the terminal operations division will decrease by approximately 30% in 2009.

GROWTH STRATEGIES

While Conforce has a well established core business with regard to its container storage terminal, it does not contemplate much, if any, growth in terminal revenues.  However, the Company’s EKO-FLOR container flooring system, which is in the development stage, continues to exhibit significant growth potential, e.g. ocean-going trials planned by international shipping lines.  The Company’s success depends to a significant extent on the performance of a number of senior management personnel and other key employees, including production and research and development personnel.  The success of Conforce continues to depend to a significant extent on its ability to identify, attract, hire, train and retain qualified professional, technical, production and managerial personnel.

In May of 2008 Conforce received a Letter of Intent (LOI) from a U.S. based Military contractor, Sea Box, Inc., for the purchase of the Company’s newly developed composite product, EKO-FLOR ms-1, designed exclusively for use as load bearing shelving in special application United States Military shipping containers.  The LOI contemplates a renewable multi-year contract whereby Conforce will provide product for a minimum of 10,000 special application containers. In December 2008, the company received its first order (firm commitment) in connection with the LOI for EKO-FLOR ms-1 from its US military contractor, Sea Box, Inc. to provide the product for over 5,000 special application military containers, generating revenues in excess of 1 million USD. The Company is currently having the ms-1 panels produced at a sub-contracted facility in Quebec, Canada.

The Company has received firm trial orders for approximately 600 twenty foot equivalent units, with a value of approximately 350,000 USD, for its EKO-FLOR cs-4 composite container flooring system from various shipping lines and leasing companies.  Receipt of such 350,000 USD is merely for the conducting of the ocean-going trial (use of EKO-FLOR in the trial) by a shipping line or leasing company.  Depending upon the results of such trial, should such shipping line and/or leasing company decide to place a firm commitment/purchase order with Conforce, further revenues will be generated by Conforce as agreed to in such firm commitment/purchase order.  The amount of such revenues is unknown by Conforce until receipt of such firm commitment/purchase order.  The EKO-FLOR cs-4 panels are currently being produced at Conforce’s own development center in Concord, Ontario.  Currently, shipping lines will purchase approximately 60 – 65% of their fleets annually while the balance will be leased. Therefore, leasing companies represent on average approximately 40% of the annual purchases of new build containers. The trials will consist of placing EKO-FLOR equipped containers loaded with various types of cargo, to be determined at the discretion of the shipping lines, and to have such loaded containers placed on ocean-going vessels to be transported on routes also to be determined at the sole discretion of the shipping lines. The success of the trials is adjudged not only by the securing of purchase orders but also by what is gained or learned from the feedback provided by the shipping lines.

The Company intends to enter the North American highway trailer market with a similar flooring product. The North American trailer product, EKO-FLOR xts, is in the final development stage and the Company expects to be able to produce a die specific for the trailer product by November 2009.  Prior to funding the remaining cost of development and dies, the Company will supply existing cs-4 panels to trailer manufacturers for industry certification and road trials by September 2009. By using its company owned production facility in Canada the initial estimated cost of entry into the North American highway trailer market is approximately $300,000. Should the outcome of EKO-FLOR trials be successful, the Company’s production and development centre in Concord, Ontario will be unable to satisfy the potential demands of the trailer industry and therefore, the Company is considering the establishment of a manufacturing facility in or around Indiana, which is considered the central location for the manufacture of highway trailers for the North American market. The total cost to establish such a facility is currently estimated to be 4.75 – 5.50 million USD.

The Company intends to develop flooring for the Cruise Line industry and has had preliminary discussions with Carnival Cruise Lines. The Company expects to produce a prototype panel for use as a replacement to teak wood currently used on cruise ships. The Company does not expect to provide product if at all, to Carnival until March of 2011. Total cost of entry into the decking market for cruise lines is unknown at this time, however, the Company intends to use net proceeds from the sale of EKO-FLOR cs-4 and ms-1 for the development of the product.

The Company plans to develop and commercialize a residential flooring application that will further contribute to the development of the EKO-FLOR brand and will enable the Company to capitalize on the significant “do-it-yourself” home and cottage renovation market. The product will be designed for use on docks as a replacement for wooden docks suffering deterioration due to continued exposure to water, sunlight and general weather elements. EKO-FLOR decking would have similar properties as those found in EKO-FLOR cs-4 and ms-1 but would not require the same load bearing strength characteristics. The Company has not developed a sales channel for this product as of yet, however, the Company’s V.P of Product Development is also the technical chairperson for the National Composites Council of Canada. The Company intends to rely on his expertise and contact base as it relates to the development and commercialization of the outdoor decking product. Prototypes of the product are scheduled for the second quarter of 2010. Total cost of entry is estimated to be approximately 200,000. Net proceeds from the sale of EKO-FLOR cs-4 and ms-1 will be applied to the development of the product.

DISTRIBUTION METHODS

The Company intends to sell its products directly to International shipping lines for use in newly manufactured containers through, either its internal sales staff, broker/selling agents (of which it has 2 in Europe), and military contractors (of which it has one in the USA, Sea Box). As of January 2009, the Company began shipments of EKO-FLOR ms-1 to its aforementioned military sub-contractor.

INDUSTRY OVERVIEW

According to Containerisation International Magazine, there were 3.9 million new containers manufactured in 2007.

Containers are currently equipped with floors made from tropical hardwoods, the most common being Apitong. The container industry is aggressively seeking a viable alternative to hardwood 2  .

Regarding the current state of the shipping container industry as a result of the recent global economic downturn, it is important to note that new build volume in 2008 was projected to be 3.85 million 20 foot equivalent containers as of third quarter 2008; however, due to a slowdown in the fourth quarter, actual 2008 annual production was approximately 2.75 million twenty foot equivalent containers. Volume for the production of new containers is projected to be down significantly in 2009 and is currently projected to be approximately 1 million twenty foot equivalent containers 3. It is expected that shipping lines will be forced to reduce current container inventory levels and draw from existing containers in their fleets until demand begins to stabilize.

Shipping rates are also expected to decrease, which could put additional pressure on shipping lines as revenues and earnings decrease. According to Drewry Supply Chain Advisors division director Philip Damas, “Demand is no longer sufficient to absorb new vessel capacity. As a result of anemic growth and over-capacity, container freight rates have fallen on several key routes, with the notable exception of the transpacific, where carriers have withdrawn substantial capacity. Shippers should expect container rates to decline by about 15 percent during the current down-cycle, although any reductions will also depend on the level of fuel surcharges 4.”

According to a report published on December 8, 2008 by Deutsche Bank Research 5, the long-term prospects for container shipping are favourable. The report states that “Despite the current economic slowdown, container shipping is expected to continue to be a growth sector (+7 to 8% p.a. until 2015).” The report states that while it expects significant problems for shipping companies in the short-term as a result of over-capacities and declining freight and charter rates, the medium and long-term prospects remain intact. The report concludes although “the crisis is severe, there is no reason [for the industry] to panic.”

1 Source: Containerisation International Magazine, February 2008. Available to subscribers only.
2 Source: World Cargo News article entitled “Floors: the Container’s Achilles Heel,” – January 2007 edition.
3 Source: Containerisation International Magazine, March 2009. Available to subscribers only.
4 Available to the public for a nominal fee; however, excerpts are available online at no charge.
5 Available to the public at no charge.

PRODUCT DEVELOPMENT

The Company has developed a composite container flooring product as an alternative to the wood flooring currently used in the majority of containers in circulation. The Company has received trial orders of the EKO-FLOR cs-4 totaling approximately 600 - 20ft equivalent containers. The Company expects that ocean-going trials will be completed during calendar third quarter 2009.

The Company has developed EKO-FLOR ms-1, a composite shelving system designed for use in special application military containers. The Company recently received an order from its US military contractor to equip over 5,000 special application US military containers with EKO-FLOR ms-1. The first order will generate annual revenues for Conforce in excess of 1 million USD.

COMPETITION

In terms of competition for the Conforce 1 Terminal Division, the Company has identified three similar container depots within a 50 km radius to the Conforce facility. Each of these depots provide similar services as does Conforce, each competes for the business of the international shipping lines.  The first competitor is ACS (Alrange Container Services) which has 2 smaller locations, one in Toronto, Ontario and another in Mississauga, Ontario (both depots are approximately 15 km. from the Conforce 1 depot) that when combined have a slightly larger total capacity than Conforce.  The second competitor is Musket Transport whose main depot is located in Mississauga, Ontario, approximately 2 km. from the Conforce 1 depot and their container capacity is comparable to Conforce’s, but Musket Transport also has other locations, which house trailers and reefers (the capacity of those locations is unknown).  The third competitor is P&W Transport whose depot is located in Oakville, Ontario, approximately 5 km. from the Conforce 1 depot and its capacity is slightly smaller than Conforce’s.

In terms of competition for the EKO-FLOR Division, the Company is competing for a share of the container flooring market that is currently dominated by the use of tropical hardwood. The Company is unaware of any other hardwood, except tropical hardwood, on the market that meets the strength requirements of ocean-going containers and the customers we are targeting are international shipping lines utilizing ocean-going containers.

Singamas, a container manufacturer, has developed a variation of a composite floor that they are currently testing although the base composition is currently unknown to Conforce.

BASF has developed a prototype polymer/bamboo mix composite flooring product; however, the Company is unaware of any industry trials currently in place or scheduled.

Havco produces a composite coated wood product for the highway trailer industry. The coating is approximately 1mm thick while the remainder of the panel, approximately 27mm, is wood. This differs from EKO-FLOR panels for both containers and highway trailers as the EKO-FLOR composite flooring system is 100% wood-free.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, ROYALTY AGREEMENTS

Patents
As it relates to EKO-FLOR composite panels for containers and highway trailers, the Company’s trademark agent, Blakes Cassels & Graydon of Toronto, Ontario, has filed a provisional patent with the United States Patent and Trademark Office. The Company is currently preparing similar patent applications for filing, in Canada, China, Germany and Denmark.

Trademarks
The Company’s trademark agent has submitted EKO-FLOR trademark applications in the USA, Canada, China and with the European member states.

EMPLOYEES

Conforce employs 12 fulltime employees.  Four employees are primarily dedicated to the EKO-FLOR division, while eight employees work primarily within the container terminal division.

REGULATORY MANDATES

No industry specific governmental approvals are needed for the operation of the Company’s businesses.

REPORTS TO SECURITY HOLDERS

The Company will make available free of charge any of its filings as soon as reasonably practicable after it has electronically filed these materials with, or otherwise furnished them to, the Securities and Exchange Commission (“SEC”).  The Company is not including information contained on its website as part of, or incorporating it by reference into, this Form 10.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable as Conforce is a smaller reporting company.

ITEM 2.  PROPERTIES.

The Company’s headquarters are located at 51A Caldari Road, 2nd Floor, Concord, Ontario L4K 4G3, Canada.  The annual lease cost of these premises is $51,017. The Company has a container terminal located at 584 Hazelhurst Road, Mississauga, Ontario, Canada. The annual lease cost of these premises is $195,300. The Company has a 13,400 sq.ft production and development centre located at 111 Romina Drive in Concord, Ontario. The annual lease cost of these premises is $159,600.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Conforce is a publicly traded company on the Pink Sheets under the trading symbol “CFRI.”  The Company intends to apply for listing on the OTC Bulletin Board at such time as it’s Forms 10 and 211 have been approved by the appropriate regulatory agencies; however, there is no guarantee that the Company’s application for listing will be accepted.

The Company’s common stock has traded on the Pink Sheets of the National Quotation Bureau under the symbol CFRI since September 15, 2005. The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter ended	Low price	High price
March 31, 2009	$0.13	$0.13

HOLDERS OF RECORD

The Company has 34 registered shareholders of record.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future.  The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

UNREGISTERED SALE OF SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable as Conforce is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Act Disclaimer for Forward-Looking Statements

Certain statements in this document may contain words such as “anticipates,” “believes,” “could,” “estimates,” "expects," "intends," “may,” “projects,” “plans,” “targets” and other similar language and are considered forward-looking statements. These statements are based on management’s current expectations, estimates, forecasts and projections about the success of its container terminal operations, its newly developed container and trailer flooring products, as well as certain other composite based flooring products in various stages of development. These forward-looking statements are subject to important assumptions, risks and uncertainties which are difficult to predict and therefore the actual results may be materially different from those discussed.

OVERVIEW

The Company operates in two reportable business segments; Container Terminal, and EKO-FLOR. The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., which is a 50.1% owned subsidiary of the Company. The remaining 49.9% is owned by Marino Kulas, Conforce International, Inc President & CEO. The Conforce 1 subsidiary is responsible for all container terminal operations. EKO-FLOR is organized as Conforce Container Corporation, a 100% owned subsidiary of the Company. The CCC subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR products. Operations for CCC during the reportable periods to date have been limited to research and development as the product is in the testing stages. Its EKO-FLOR products have evolved systematically with various refinements, as previously noted, based on industry standards and various feedback received.  Accordingly, though in the development stage and having generated no revenue to date, Conforce is informing shipping lines and leasing companies of its product, EKO-FLOR, and optimism extends from the fact that it is being tested in various ocean-going trials and receipt of the Sea Box, Inc. purchase order.

An advisory agreement between Worldwide Associates, Inc. and Conforce is in place and as such, Worldwide Associates, Inc. has and continues to provide the Company with advisory services as it relates to general business items such as sales, marketing, financing, infrastructure enhancements and public company management.  Alexander P. Haig, Managing Director of Worldwide Associates, Inc., has attended customer meetings with executives from Conforce, including various meetings held in Hamburg, Germany in December 2008.

Regarding the revenues generated by the terminal operations, the Company reports revenues as a result of lifting and handling containers that are stored in the Company's container depot. Storage charges typically do not apply as the Company performs these services for only empty containers. In the event that a container loaded with goods is stored at the terminal, then a nominal daily storage rate is charged. These handling and lifting services are performed by the Company and are not sub-contracted to any third parties. Regarding the revenues generated by transportation services in the operations of the Container Terminal division, the Company provides sub-contracted transportation services for containers arriving or departing to and from Canadian rail yards. Such sub-contracted services are arranged by the Company at the request of its shipping line customers and are facilitated through the use of local transportation companies. The Company charges a surcharge for arranging such shipments and is paid directly by the shipping lines. In turn, the Company pays the sub-contracted transportation companies.

For the 12 month period April 1, 2008 to March 31, 2009, the Company's Container Terminal business segment had revenues of $1,998,181 with an operating income of $651,043. For the same period, the Company's EKO-FLOR business segment had revenues of $309,727 with expenses of $277,761 relating to the research and development of EKO-FLOR, as well as sales and administrative expenses of $187,834 and $132,887 respectively, for an operating loss of ($288,755).

PLAN OF OPERATIONS

In 2009, the Company’s primary focus will be on the commercialization of EKO-FLOR. With the introduction of EKO-FLOR revenues as a result of ms-1 panel orders, the reliance on the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to three EKO-FLOR products (as described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected. Expansion for Conforce is expected to come from EKO-FLOR ms-1 in 2009 and cs-4 in 2010, where the Company believes that notwithstanding the current economic slowdown, significant growth potential exists due to the desperate need for composite flooring within the industry. Should the container industry in 2010 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers, the Company would still experience significant growth assuming we are able to meet expectations of orders totaling approximately 60,000 units or approximately 2% of total new build volume.

EKO-FLOR cs-4:   Trial product will be shipped to customers in or around August 2009.  Trial completion times may range from 60 – 120 days depending on sea routes and frequency selected by trial customers, at their sole discretion.  Conforce estimates that most trial will be completed in the third quarter of calendar 2009.  The EKO-FLOR cs-4 panels are currently being produced at Conforce’s own development center in Concord, Ontario.

Once the trials are complete and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for 2010. Provided that volume commitments are secured and that such commitments are in-line with Conforce expectations of 60,000 - 80,000 TEU for fiscal 2010, then the Company will begin the process of formalizing the details of a financial offering that will adequately capitalize the establishment of a company owned facility in Asia. As such, the Company would require financing of 8 – 10 million USD. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.  Depending on market and economic conditions at such time as the capital is required, the Company will consider its options as they relate to the structure of the offering in terms of debt versus equity and public versus private. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

EKO-FLOR ms-1:  In 2010, the Company also expects to receive equivalent orders to those received in 2009 for EKO-FLOR ms-1, a variation of the cs-4 flooring panel designed for use as load bearing shelving panels in special application military containers.  The Company is currently having the ms-1 panels produced at a sub-contracted facility in Quebec, Canada.

EKO-FLOR xts:  In the third quarter of calendar 2009, the Company intends to introduce EKO-FLOR xts to the North American highway trailer industry. The Company will offer a modified variation of its cs-4 container panel in order to commence actual road testing by industry participants. The Company expects to have the modified cs-4 panels placed into highway trailers for road testing in or around September 2009.

The Company intends to apply for listing on the OTC Bulletin Board at such time as it's Forms 10 and 211 reach the no-comment stage by the appropriate regulatory agencies, however, there is no guarantee that the Company’s application for listing will be accepted.

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to raise, either through an Initial Public Offering of its securities or a Private Placement, the capital required for the establishment and operation of a multi-line EKO-FLOR manufacturing facility in Asia, which is currently estimated to be between USD 8 – 10 million dollars.  The company will make the decision in terms of its production expansion into Asia at such time as the trials of EKO-FLOR cs-4 are completed (currently projected to be completed by August - October of 2009) and if it has received a firm commitment(s) from shipping line(s) and/or leasing companies for the production of EKO-FLOR cs-4.

The Company does not currently have any outstanding lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $250,000 payable over 10 years (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s new development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

The Company does not have any agreements to fund the operations for the next 12 months, although it is attempting to secure funds, in the amount of approximately $500,000, by way of non-interest bearing, non-callable (for 10 years) loans from certain minority founding shareholders. Such shareholders will attempt to access funds for the aforementioned loans through private transactions with accredited investors involving the sale of a portion of their holdings of Conforce common stock. Proceeds from the sale will be loaned to Conforce, in whole or in part, net of applicable taxes and fees if applicable, at the sole discretion of such minority founding shareholders. Proceeds from these transactions will be used to fund any and all costs associated with the production of trial product. It is important to note that should the outcome of trials be favorable, the Company will be required to raise significant capital towards the establishment of an EKO-FLOR manufacturing facility in China. Such capital is currently estimated to be 8 – 10 million USD.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO THE YEAR ENDED MARCH 31, 2008

The Company had gross revenues of $2,021.89 with a net loss of ($336,989) for the year ended March 31, 2009, compared to sales of $2,365,945 with a net loss of ($54,854) for the year ended March 31, 2008, a decrease in sales from the prior period of $343,556. The decease in sales was due primarily to the downturn in the global economy and consequent decreased demand for transportation services and container operations.

The Company had cost of goods sold relating to direct production costs of $1,060,790 for the year ended March 31, 2009, compared to cost of goods sold relating to direct production costs of $1,293,100 for the year ended March 31, 2008, which represents a decrease in the cost of goods sold from the prior period of $232,310. The decrease in cost of goods sold was attributable primarily to a decrease in transportation costs.

Cost of goods sold as a percentage of sales was 52.4% for the year ended March 31, 2009, compared to 54.7% for the year ended March 31, 2008, which amounts to a reduction in the cost of goods sold as a percent of sales of 2.3% from the prior year. This reduction came primarily from savings in transportation costs.

The Company had gross profit of $960,599 for the year ended March 31, 2009, compared to gross profit of $1,071,845 for the year ended March 31, 2008, a decrease in gross profit of $111,246 or 11.5% over the prior period. The decrease was due primarily to a decrease in volume.

The Company had combined administrative ($664,437), research and development ($277,761) and depreciation ($64,250) expenses of $1,006,448 for the year ended March 31, 2009, compared to combined administrative ($725,891), research and development ($209,437) and depreciation ($30,121) expenses of $965,449 for the year ended March 31, 2008, an increase in expenses of $40,999 or 1.4% from the prior period.  The increase in administrative expenses was due to primarily to an increase salaries and wages as a result of the increase in terminal traffic necessitating the need for additional employees and increased hours of operation.

The Company’s research and development costs include the creation of architectural drawings as they relate to panel specifications, the creation of dies, the manufacturing of test panels, the creation of specific panel testing equipment, costs relating to independent certification testing, consulting costs associated with utilizing process experts and engineers and costs associated with the setup of the research and production center. The Company anticipates that research and development costs will increase in fiscal 2009 as a result of final preparations for the production of trial product, as well as costs associated with the development of the highway trailer product.

The further Company anticipates that ongoing research and development costs will stabilize in fiscal 2010 and be maintained at a rate proportional to sales.

For the fiscal year end March 31, 2009, the Company reported selling and marketing expenses of $16,790.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had Accounts payable of $137,999 at March 31, 2009 compared to $66,322 at March 31, 2008, an increase of $71,677.  Such increase is attributable to a decrease in the Company’s working capital primarily as the result of Fixed Asset purchases and the continued funding of EKO-FLOR product development.

The Company had no Accrued liabilities at March 31, 2009 compared to $24,949 at March 31, 2008, a decrease of $24,949.

The Company had Accrued wages of $14,941 at March 31, 2009 compared to $24,055 at March 31, 2008, a decrease of $9,114.  The decrease is primarily due to a decrease in the salary paid to the CEO.

The Company had Shareholder’s loans from Marino Kulas, CEO and shareholder, of $458,561 at March 31, 2009 compared to $324,850 at March 31, 2008.  The Shareholder loans are interest free with no fixed terms of repayment.  Between March 31, 2008 and March 31, 2009, there was an increase in borrowing of $133,711. There were no payments made on this loan during the period.  The increase was needed to fund the working capital requirements and the continued funding of the EKO-FLOR product development.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Item 8 are submitted in a separate section of this Form and are incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had any changes in, nor has it had any disagreements, whether or not resolved, with its accountants on accounting and/ or financial disclosures during its recent fiscal year or any later interim period.

ITEM 9A.  CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding the Company’s current directors and executive officers. Marino Kulas and Slavko Kulas are first cousins. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Marino Kulas	43	President & CEO, Director
Mario Verrilli	43	Acting Chief Financial Officer
Joseph DeRose	53	VP of Product Development
Kathryn Saliani	55	Director of Business Operations, Director
Slavko Kulas	48	Director of Terminal Operations

Marino Kulas, President & CEO of Conforce International, Inc., has been in the container industry for over 25 years. In 2001, Mr. Kulas commenced research and development of EKO-FLOR as an alternative to the wood flooring currently used in shipping containers.  In 2003 he started the business of Conforce 1 Container Terminals Inc. and in 2005, he started Conforce Container Corporation, the company responsible for the development of EKO-FLOR. He oversees all aspects of the day-to-day operations of the business, while maintaining his primary focus on the Company’s growth and direction through new product development and the commercialization of EKO-FLOR through account acquisition.

Mario Verrilli, Acting Chief Financial Officer.  Prior to joining Conforce, Mr. Mario Verrilli held the position of Senior Vice President , Global Operations for Omega Direct Response Inc., a leading provider of outsourced call centre services. Prior to Omega, Mr. Verrilli served as Director of Sales, Consumer Markets for Primus Canada where he was responsible for the creation and ownership of acquisition channels along with their respective P&L and operating budgets. Before joining Primus, he worked with AT&T Canada, where he held the position of International Settlement Analyst responsible for the settlement of financial transactions, revenue reporting and the creation of revenue distribution models. Mr. Verrilli started his career as a Revenue Analyst for Cadillac Fairview, a commercial developer and management company, where he was responsible for the accounting of revenue and expenses for a portfolio of shopping centres across Canada.

Joseph DeRose, Vice President of Product Development, is a chemical engineer and has dedicated his career to the testing, development and technical support of plastic materials, composite materials and polymer additives.  Prior to his appointment with Conforce in 2006, Mr. DeRose worked with industry leader Ciba Specialty Chemicals (f/n/a Ciba-Geigy) for over 19 years (1981 through 2000), where he held the position of Industry Manager of the Polymer Additives Division.  Following, through 2005, Mr. DeRose also held material testing and analysis positions with the Ontario Research Foundation and Cambridge Materials Testing.  Most recently, Mr. DeRose provided consultation and project coordination for manufacturers of plastic and composite materials seeking building code recognition in both Canada and the United States.  Mr. DeRose is a member of The Society of Plastics Engineers and serves on the Board of Directors of the Ontario Section.  He is also a member of the Canadian Plastics Industry Association and serves as Technical Chair for the Canadian Natural Composites Council.  For Conforce, Mr. DeRose is responsible for the research, development, testing and analysis of all new Conforce composite products currently in various stages of development.

Kathryn Saliani, Director of Business Operations.  Prior to joining Conforce, Ms. Saliani worked as an underwriter with a leading Mortgage origination firm in Canada for 3 years (2003 through 2006).  During 1988 through 2003, Kathryn performed as a sole proprietor, providing administrative and bookkeeping functions for various small companies.  Prior to holding that position, Ms. Saliani worked for Scotia Bank for 5 years (1982 through 1987) where she was responsible for conducting branch audits in order to ensure compliance with loan policy and procedure.  Ms. Saliani also spent 12 years (1970 through 1982) with the Workman Safety Insurance Board of Canada (WSIB) where she worked as Senior Counselor to the office of the Chairman.  Her responsibilities included dispute resolution and to act as direct liaison between member claimants and the WSIB.  For Conforce, Ms. Saliani oversees Investor Relations as well as all administrative functions of the Container Terminal operations.

Slavko Kulas, Director of Terminal Operations.  Mr. Slavko Kulas has been involved in the container industry for over 19 years.  In 1989, he joined Toronto Reefer Container (TRC), a Kulas private family business specializing in the service and repair of ocean-going containers.  Mr. Kulas’ responsibilities initially included the repair of all container components until he was promoted to Manager of the company’s mobile fleet of service trucks and personnel.  In 1998, Mr. Kulas purchased TRC.  In 2003, he joined Conforce 1 Container Terminals where he served as Terminal Manager until 2008 at which time he became Director of Terminal Operations.  For Conforce International, Inc., Mr. Kulas is responsible for the day-to-day operations of the Container Terminal and is a key member of the EKO-FLOR product development team.

ITEM 11.  EXECUTIVE COMPENSATION.

December 31, 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marino Kulas President & CEO, Director

	2008	91,000							91,000

Joseph DeRose VP of Product Development

	2008	45,500							45,500

Kathryn Saliani Director of Business Op., Director

	2008	50,000							50,000

Slavko Kulas Director of Terminal Op.

	2008	52,000							52,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of the Company’s Common Stock. The information includes beneficial ownership by (i) holders of more than 5% of Common Stock, (ii) each of the four directors and executive officers and (iii) all directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Marino Kulas 40 Bellini Avenue Brampton, Ontario L6T 3Z8	Common Stock	61,001,000	50.83%
Elio Guglietti 28 Anthia Drive North York, Ontario M9L 1K5	Common Stock	11,400,000	9.50%
Michael Moyal 10520 Yonge St., Suite 298 Richmond Hill, Ontario L4C 3C7	Common Stock	9,070,000	7.55%
Slavko Kulas 8870 Martingrove Road Woodbridge, Ontario L4H 1C2	Common Stock	5,000,000	4.16%
Joseph DeRose 60 Crofters Road Woodbridge, Ontario L4L 7C7	Common Stock	420,000	0.26%
Kathryn Saliani 156 Beech Street Brampton, Ontario L6V 1V6	Common Stock	50,000	0.0416%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) In 2006, a transaction was completed whereby five (5) million shares of common stock were transferred from the holdings of Marino Kulas to Slavko Kulas, Director of Terminal Operations.  Mr. Marino Kulas transferred such shares in order to do what he felt was in the best interest of the shareholders by providing ownership benefits to all the original shareholders of the EKO-FLOR product.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Conforce currently has outstanding shareholder loans that are interest free with no fixed terms of repayment and it is possible that additional shareholder loans will be received in the future.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit fees for the fiscal year end March 31, 2009 were $25,000.  There are no other audit-related fees, tax fees or other fees to disclose at such time.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
No.	Description
2.0	Acquisition Agreement and Plan of Merger dated May 24, 2005 (1)
3.1	Certificate of Incorporation for Conforce International, Inc. (1)
3.1.1	Certificate of Incorporation for Conforce Container Corporation (1)
3.1.2	Certificate of Incorporation for Conforce 1 Container Terminals, Inc. (1)
3.2	Bylaws (1)
10.1	Canada Small Business Financial Loan dated November 26, 2008 (2)
10.2	Sea Box, Inc. Purchase Order dated November 25, 2009 (3)
10.3	Letter of Agreement in Connection with the Strategic Partnership Between Conforce International, Inc. and Bayer MaterialScience, LLC. dated February 2, 2009 (3)
10.4	Advisory Agreement between WorldWide Associates, Inc. and Conforce International, Inc. dated April 2, 2007 (3)
23.1	Auditor Certification
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1) Denotes previously filed exhibits: filed on February 9, 2009 with Conforce International, Inc.’s 10-12G Registration Statement.
(2) Denotes previously filed exhibits: filed on May 28, 2009 with Conforce International, Inc.’s 10-12G/A Registration Statement.
(3) Denotes previously filed exhibits: filed on June 29, 2009 with Conforce International, Inc.’s 10-12G/A Registration Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc.

By:	/s/ Marino Kulas
Marino Kulas
President & CEO

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services                                             4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

Conforce International, Inc. and Subsidiaries
Concord, Ontario Canada

We have audited the accompanying balance sheets of Conforce International, Inc. and Subsidiary, as of March 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2009 and 2008, and the results of its operations and it cash flows for each of the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
July 14, 2009

Conforce International, Inc.
Balance Sheets
March 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash	$49,353	$34,801
Accounts receivable	266,751	457,012
Other receivables	28,915	37,172
Total Current Assets	345,019	528,985

Fixed Assets
Office equipment	23,829	23,829
Vehicles	20,529	20,345
Equipment	660,639	101,888
Leasehold improvements	25,028	25,028
	730,025	171,090
Less: Accumulated depreciation	(139,185)	(75,027)
	590,840	96,063

Other Assets
Deposits	32,922	14,779
	32,922	14,779

Total Assets	$968,781	$639,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$122,178	$66,322
Accrued liabilities	-	24,949
Accrued wages	13,228	24,055
Current portion long term debt	12,704	-
Shareholder's loans	405,987	324,850
Total Current Liabilities	554,097	440,176

Long Term Debt	183,029	-

Shareholders' Equity
Minority interest in consolidated subsidiaries	460,523	280,525
Preferred stock	-	-
Common stock	9,157	9,157
Additional contributed capital	89,900	89,900
Retained earnings	(327,925)	(179,931)
	231,665	199,651

Total Liabilities and Shareholders' Equity	$968,781	$639,827
See accompanying notes to financial statements.

Conforce International, Inc.
Statements of Income
For the Years Ending March 31, 2009 and 2008

	2009	2008

REVENUES
Revenues	$2,021,389	$2,364,945

DIRECT COST OF REVENUES
Equipment rental	103,281	69,530
Fuel	68,624	76,166
Repairs & maintenance	37,991	41,125
Transportation	538,525	847,916
Rent	223,744	228,049
Subcontractors	47,601	30,314
	1,019,766	1,293,100
GROSS PROFIT	1,001,623	1,071,845

EXPENSES
Administrative (including stock compensation
expense in 2008)	664,437	725,891
Flooring System expenses;
Research & development	277,761	209,437
Depreciation	64,248	30,121
	1,006,446	965,449
OTHER INCOME AND EXPENSE
(Gain)/loss on currency conversion	(36,829)	7,285

INCOME FROM OPERATIONS	32,006	99,111

TAX PROVISIONS	-	-
NET INCOME/(LOSS) BEFORE MINORITY
INTEREST	32,006	99,111
LESS MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(180,000)	(153,965)
NET (LOSS) INCOME	$(147,994)	$(54,854)

NET LOSS PER SHARE
Average shares outstanding	120,000,000	120,001,000
Loss per share	$(0.00)	$(0.00)

See accompanying notes to financial statements.

Conforce International, Inc.
Statement of Shareholders' Equity
For the Years Ending March 31, 2009 and 2008
					Additional
	Preferred Stock		Common Strock		Contributed	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances at March 31, 2007	-	-	12,000,100	9,157	27,300	(125,077)	(88,620)
Stock contributed for employment agreement	-	-	-	-	62,600	-	62,600
Net Loss for the year	-	-	-	-	-	(54,854)	(54,854)
Balances at March 31, 2008	-	-	12,000,100	9,157	89,900	(179,931)	(80,874)
Adjustment in shares outstanding	-	-	(100)	-	-	-	-
Net Loss for the year	-	-	-	-	-	(144,994)	(144,994)
Balances at March 31, 2009	-	$-	12,000,000	$9,157	$89,900	$(324,925)	$(225,868)

See accompanying notes to financial statements.

Conforce International, Inc.
Statements of Cash Flows
For the Years Ending March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss) for the period	$(147,994)	$(54,854)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Minority interest in consolidated subsidary	180,000	153,965
Depreciation	64,248	30,121
Compensation paid by stock	-	62,600
Changes in Current assets and liabilities:
(Increase) decrease in Accounts receivable	190,261	(264,340)
(Increase) decrease in Other receivables	8,257	(851)
(Decrease) Increase in Accounts payable	55,856	24,828
(Decrease) Increase in Accrued liabilities	(24,949)	3,818
(Decrease) Increase in Accrued wages	(10,827)	7,179
NET CASH (USED) BY
OPERATING ACTIVITIES	314,852	(37,534)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(558,935)	(39,972)
Purchase of Deposits	(18,143)	-
NET CASH (USED) BY
INVESTING ACTIVITIES	(577,078)	(39,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bank loans	195,733	-
Loans by shareholders	154,146	-
NET CASH PROVIDED BY
FINANCING ACTIVITIES	349,879	-
EFFECT OF EXCHANGE RATE ON CASH	(73,101)	37,475
NET INCREASE IN CASH	14,552	(40,031)
CASH AT BEGINNING OF PERIOD	34,801	74,832
CASH AT END OF PERIOD	$49,353	$34,801

See accompanying notes to financial statements.

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

The Company was incorporated on May 18, 2004 in the state of Delaware as Now Marketing Corp.

On May 25, 2005, the Company acquired Conforce Container Corporation in exchange for 120,000,000 shares of the Company’s Common Stock, making Conforce Container Corporation a wholly owned subsidiary.  Immediately prior to the acquisition, the Company had 1,000 shares of common stock issued and outstanding.  The acquisition was accounted for as a recapitalization of Conforce Container Corporation, as the shareholders of Conforce Container Corporation controlled the Company after the acquisition was completed.  Conforce Container Corporation was treated as the acquiring entity for accounting purposes.  There were no adjustments to the carrying value of the assets or liabilities of acquired company or to the assets and liabilities of the acquiring company.  On May 20, 2005 Conforce Container Corporation was renamed from First National Preferred Card Service, Inc., which was incorporated under the laws of Ontario on February 9, 2001.  Conforce Container Corporation’s Balance Sheet on the date of acquisition was as follows;

In Canadian
Dollars
Assets	$-0-

Liabilities
Shareholder loans	$18,560
Equity	(18,560)
$-0-

The Company as renamed from Now Marketing Corp to Conforce International, Inc. at this time.

On May 24, 2005, the Company acquired 50.1% of Conforce 1 Container Terminals, Inc., for $100.  Conforce 1 Container Terminals, Inc. was incorporated under the laws of Ontario on November 12, 2003.  The combination was accounted for as a reverse acquisition as the shareholders of Conforce 1 Container Terminals, Inc. controlled the Company after the acquisition was completed.  Conforce 1 Container Terminals, Inc. was

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

treated as the acquiring entity for accounting purposes.  There were no adjustments to the carrying value of the assets or liabilities of acquired company or to the assets and liabilities of the acquiring company.

The Company’s 50.1% owned subsidiary, Conforce 1 Container Terminals, Inc., provides handling, storage and transport of overseas shipping containers for international steamship lines, as well as domestic retailers.  Conforce Container Corporation embarked on the development of a new container flooring system, EKO-FLOR which has been designed to provide an environmentally friendly product to increase container versatility while reducing shipping costs.

Financial Statement Presentation
The accompanying statements have been prepared form the books and records of the Company and its subsidiaries.  All significant intercompany accounts have been eliminated.  The Company’s 50.1% subsidiary enjoys an October 31, yearend for tax purposes.  The books and records included herein have been adjusted for the twelve month period ending March 31, 2009 and 2008 respectively.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  There was no cash paid during the periods for interest or taxes.

Property and Equipment
Property and equipment are carried at cost.  Maintenance, repairs and renewals are expensed as incurred.  Depreciation of property and equipment is provided for over their estimated useful lives, which range from three and five years, using the declining balance method.  Leasehold improvements are amortized over the life of the lease.  Depreciation expense was $64,248 and $30,121 for the years ending March 31, 2009 and 2008 respectively.

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue Recognition
The only revenue producing operations of the Company during the years prior to the fiscal year reported here were those of the Container Terminal operation which recognizes revenues when services are rendered.  The operation bills at the end of each month for the services rendered during the month.

NOTE 2 – INCOME TAXES

The Company accounts for income taxes under Generally Accepted Accounting Principals used in the United States of America, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of the assets and liabilities using enacted tax rates.  The Company has no significant differences between book and tax accounting.

NOTE 3 – LONG – TERM DEBT

On December 1, 2008, the Company entered into a borrowing relationship with a Bank to borrow $198,403 at approximately 12% interest for ten years. The agreement calls for monthly payments of $2,303 including principal and interest. The balance outstanding at March 31, 2009, was $195,733. The portion of this balance currently due at March 31, 2009 was $12,704 and the long term portion was $183,028.

NOTE 4 – EQUITY

Preferred Stock

At March 31, 2009 and 2008, the Company had authorized 5,000,000 shares of Preferred Stock at a par value of $.0001 per share.  There were 0 shares outstanding.  The unissued shares of Preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

Common Stock

At March 31, 2009 and 2008, the Company had authorized 250,000,000 shares of Common Stock at a par value of $.0001 per share (Canadian Dollars).  There were 120,001,000 shares outstanding.

Stock Transactions

On October 26, 2006 the company entered into an employment agreement with its Vice-President, Product development. The agreement was for twelve months, fixed compensation levels and called for an issue of Common stock on the 30th of each month during the life of the agreement. An additional 200,000 shares were to be issued at the end of the agreement, dependent upon continued employment.  The shares were provided by the majority shareholder of the Company.  Shares issued during the year ended March 31, 2008 totaled 200,000 and were valued at $62,600.  Valuation was based on the trading value of the shares on the date the shares were provided and issued which in all cases the on the same day.

On October 31, 2007, the Company entered into a renewal of the employment agreement with it Vice-President, Product Development.  The agreement was for a period of twelve months, fixes compensation level and calls for an issue of Common stock upon completion of the agreement if certain goals are met in connection with the EKO-FLOR products.  None of the performance criteria were met as of March 31, 2008.

On October 31, 2008, the Company renewed its employment agreement with its Vice-President, Product Development.  This renewal is for a period of twelve months, fixes compensation level and calls for an issue of 320,000 shares of Common stock at the end of this period.  There has been no provision for this accrual at March 31, 2009 since the performance criteria had not been met.

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

NOTE 5 – RELATED PARTIES

At March 31, 2009  and 2008 the Company owed $405,987 and $324,850 respectively to Marino Kulas, the CEO, member of the Board of Directors and Shareholder under an informal borrowing arrangement.  These loans, made in Canadian Dollars, are without interest or terms of repayment.  There were no repayments made under this arrangement during the years ending March 31, 2009 and 2008 respectively.  Interest has been imputed on these notes at 1.5 percent.

The Company also rents three pieces of equipment on a month to month basis from a related party.  Rent expense for these items was $103,281 for the year ending March 31, 2009.  The rental rate paid by the Company to the related party is felt by management to be a competitive rate.

The CEO is the 49.9 % minority shareholder of Conforce 1 Container Terminals, Inc.

The Company had no sales or purchases to or from TRC during the years ending March 31, 2009 and 2008.

NOTE 6 – COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are $2,883.

The Company leases container terminal site space under a lease which originally ran from April 2004 to March 2007. The lease was renewed in April 2007 for an additional five year term to March 2012 with monthly lease payments increasing by $3,514 to $14,641 per month.   In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are $9,350 and will commence in January 2009 and run until December 2011.

Future lease commitments are as follows: Fiscal 2009 represents the Company’s fourth quarter ending March 31, 2009.

Future commitments;

Fiscal 2010	$322,488
Fiscal 2011	$322,488
Fiscal 2012	$294,438
Fiscal 2013	$2,883
Fiscal 2014	$0
Thereafter	$0

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

NOTE 7 – MINORITY INTEREST

Minority interest on the consolidated balance sheets represents the portion of the shareholders’ equity at the respective year ends not owned by the shareholders of the Company.

Minority
Interest
March 31, 2006	$99,588
Minority interest in income of subsidiary	26,972
March 31, 2007	126,560
Minority interest in income of subsidiary	153,965
March 31, 2008	280,525
Minority interest in income of subsidiary	180,000
March 31, 2009	$406,525

NOTE 8 – BUSINESS SEGMENTS

The Company operated in three reportable business segments; Container Terminal, EKO-FLOR and Administrative.  The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company.  The subsidiary is responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR product.  Operations to date have been research and development.  The Administrative operations are the operations of the parent company Conforce International, Inc.  The operations to date have been minimal since formation.

Business Segments –For the Year Ended March 31, 2009
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$1,711,622	$309,727	$2,021,389

Direct cost of Sales	831,932	187,834	1,019,766
Administrative – operations	494,721	132,887	627,608
Research & development	-0-	277,761	277,761
Depreciation	64,248	-0-	64,248

Income/(Loss) From
Operations	$320,761	$(288,755)	$32,006

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

Total Assets, March 31, 2009

Container Terminals	$1,719,116
EKO-FLOR	136,846
Inter-company receivable	(887,181)
Consolidated Total Assets	$968,781

Business Segments –For the Year Ended March 31, 2008
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$2,364,945	$-0-	$2,364,945

Direct cost of Sales	293,100	-0-	1,293,100

Administrative – operations	733,891	-0-	733,891
Research & development	-0-	209,437
Depreciation	30,121	-0-	30,121

Income (Loss) From
Operations	$308,548	$(209,437)	$99,111

Total Assets, March 31, 2008

Container Terminals	$1,101,407
EKO-FLOR	-0-
Inter-company receivable	(461,580)
Consolidated Total Assets	$639,827