Form 10-Q
period 2009-06-30
Conforce International, Inc.
filed 2009-08-28
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  001-34203

CONFORCE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-6077093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51A Caldari Road
2nd Floor
Concord, Ontario L4K 4G3
Canada
 (Address of principal executive offices)

           (416) 234-0266
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

As of June 30, 2009, 120,001,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

Conforce International, Inc.
Balance Sheets
For the periods ending June 30, 2009 and 2008
	2009	2008
ASSETS
Current Assets
Cash	$(17,225)	$-
Accounts receivable	176,881	469,818
Other receivables	65,142	144,930
Total Current Assets	224,798	614,748

Fixed Assets
Office equipment	20,947	16,479
Vehicles	19,384	14,480
Equipment	638,892	56,753
Leasehold improvements	23,973	15,591
	703,195	103,303
Less: Accumulated depreciation	(149,429)
	553,766	103,303

Other Assets
Deposits	76,624	22,692
	76,624	22,692

Total Assets	$855,189	$549,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$87,557	$57,158
Bank indebtedness	207,470	-
Accrued liabilities	-	41,558
Accrued wages	-	-
Corporation taxes	-	26,218
Shareholder's loans	729,529	328,889
Total Current Liabilities	1,024,557	453,823

Shareholders' Equity
Preferred stock	-	-
Common stock	9,157	549
Retained earnings	(178,525)	190,914
Adjustment for shareholder position	-	(95,457)
	(169,368)	96,006

Total Liabilities and Shareholders' Equity	$855,189	$549,829

See accompanying notes to financial statements.

Conforce International, Inc.
Statements of Income
For the Periods ending June 30, 2009 and 2008
	2009	2008

REVENUES
Revenues	$446,786	$712,306

DIRECT COST OF REVENUES
Equipment rental	18,490	27,880
Fuel	5,614	17,991
Repairs & maintenance	7,448	11,613
Transportation	119,155	339,145
Rent	46,965	57,043
Subcontractors	175,661	7,867
	373,333	461,539
GROSS PROFIT	73,453	250,767

EXPENSES
Administrative (including stock compensation expense)	10,755	224,315
Flooring System expenses; Research & development	135,198	41,016
Depreciation	-	9,933
	145,953	275,264
OTHER INCOME AND EXPENSE
(Gain)/loss on currency conversion	(54,986)	-

INCOME FROM OPERATIONS	(127,486)	(24,497)

TAX PROVISIONS	-	-
NET INCOME/(LOSS) BEFORE MINORITY INTEREST	(127,486)	(24,497)
LESS MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	63,615	12,273
NET INCOME	$(63,870)	$(12,224)

NET LOSS PER SHARE
Average shares outstanding	120,001,000	120,001,000
Loss per share	$(0.00)	$(0.00)

See accompanying notes to financial statements.

Conforce International, Inc.
Statements of Cash Flows
For the years ending March 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss) for the period	$(63,870)	$190,914
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Minority interest in consolidated subsidary	(63,615)
Depreciation	-	93,010
Changes in Current assets and liabilities:
(Increase) decrease in Accounts receivable	292,937	(264,340)
(Increase) decrease in Other receivables	79,788	(851)
(Decrease) Increase in Accounts payable	30,399	24,828
(Decrease) Increase in Accrued liabilities	(41,558)	3,818
(Decrease) Increase in Accrued wages	-	7,179
NET CASH (USED) BY OPERATING ACTIVITIES	234,080	54,558

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(599,892)	(39,972)
Purchase of Deposits	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	(599,892)	(39,972)

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE ON CASH	47,149	37,475
NET INCREASE IN CASH	(318,663)	52,061
CASH AT BEGINNING OF PERIOD	34,801	74,832
CASH AT END OF PERIOD	$(283,862)	$126,893

See accompanying notes to financial statements.

Conforce International, Inc.
Statement of Shareholders' Equity
For the Periods Ending June 30, 2009 and 2008
					Additional
	Preferred Stock		Common Stock		Contributed	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances at June 30, 2007	-	$-	120,001,000	$549	$-	$23,279	23,828
Stock contributed for
employment agreement	-	-	-	-	27,300	-	27,300
Net income/(loss) for the period	-	-	-	-	-	95,457	95,457
Balances at June 30. 2008	-	-	120,001,000	9,157	27,300	(101,361)	146,585
Stock contributed for
employment agreement	-	-	-	-	62,600	-	62,600
Net Income for the year	-	-	-	-	-	(54,854)	(54,854)
Balances at June 30, 2009	-	$-	120,001,000	$9,157	$89,900	$(156,215)	$154,331

See accompanying notes to financial statements.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2009

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
$-0-

The Company was renamed from Now Marketing Corp to Conforce International, Inc. at this time.

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

Financial Statement Presentation
The accompanying statements have been prepared from the books and records of the Company and its subsidiaries.  All significant intercompany accounts have been eliminated.  The Company’s 50.1% subsidiary enjoys an October 31, yearend for tax purposes.  The books and records included herein have been adjusted for the three month period ending June 30, 2009 and 2008 respectively.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  There was no cash paid during the periods for interest or taxes.

Property and Equipment
Property and equipment are carried at cost.  Maintenance, repairs and renewals are expensed as incurred.  Depreciation of property and equipment is provided for over their estimated useful lives, which range from three and five years, using the declining balance method.  Leasehold improvements are amortized over the life of the lease.  Depreciation expense was $0 for the period ending June 30, 2009 and $9,933 for the period ending June 30, 2008.

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS June 30, 2009
June 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue Recognition

During the period ended June 30, 2008, the only revenue producing operations of the Company were from the Container operations, During the period ending June 30, 2009, however, revenues were produced from both the Container Terminal Operations ($231,679) and EKO-FLOR ($171,745). The operations bill at the end of each month for the services rendered during the month.

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

NOTE 3 – LONG – TERM DEBT

On December 1, 2008, the Company entered into a borrowing relationship with a Bank to borrow $250,000 at approximately 12% interest for ten years. The agreement calls for monthly payments of $2,303 including principal and interest. The balance outstanding at June 30, 2009 was $207,470 compared to a $0 balance owing as at June 30, 2008.

NOTE 4 – EQUITY

Preferred Stock

At June 30, 2009 and 2008, the Company had authorized 5,000,000 shares of Preferred Stock at a par value of $.0001 per share.  There were 0 shares outstanding.  The unissued shares of Preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

Common Stock

At June 30, 2009 and 2008, the Company had authorized 250,000,000 shares of Common Stock at a par value of $.0001 per share (Canadian Dollars).  There were 120,001,000 shares outstanding.

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

On October 31, 2007, the Company entered into a renewal of the employment agreement with it Vice-President, Product Development.  The agreement was for a period of twelve months, fixes compensation level and calls for an issue of Common stock upon completion of the agreement if certain goals are met in connection with the EKO-FLOR products.  None of the performance criteria were met as of June 30, 2008.

On October 31, 2008, the Company renewed its employment agreement with its Vice-President, Product Development.  This renewal is for a period of twelve months, fixes compensation level and calls for an issue of 320,000 shares of Common stock at the end of this period.  There has been no provision for this accrual at June 30, 2009 since the performance criteria had not been met.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS June 30, 2009
June 30, 2009

NOTE 5 – RELATED PARTIES

At June 30, 2009 and June 30, 2008 the Company owed $544,249 and $328,889 respectively to Marino Kulas, the CEO, member of the Board of Directors and Shareholder under an informal borrowing arrangement.  These loans, made in Canadian Dollars, are without terms of repayment and there were no repayments made under this arrangement during the period ending June 30, 2009 or the period ending June 30, 2008. Interest has been imputed on these notes at 1.5 percent.

The Company also rents three pieces of equipment on a month to month basis from a related party.  Rent expense for these items was $18,490 for the period ending June 30, 2009 compared with $56,573 for the period ended June 30, 2008.  The rental rate paid by the Company to the related party is felt by management to be a competitive rate.

The CEO is the 49.9 % minority shareholder of Conforce 1 Container Terminals, Inc.

The Company had no sales or purchases to or from TRC during the three month period ending June 30, 2009 and 2008.

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

Future commitments:

Fiscal 2010	$322,488
Fiscal 2011	$322,488
Fiscal 2012	$294,438
Fiscal 2013	$2,883
Fiscal 2014	$0
Thereafter	$0

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS June 30, 2009
June 30, 2009

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

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS June 30, 2009
June 30, 2009

Business Segments –For the Period Ended June 30, 2009
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$275,545	$171,240	$446,786

Direct cost of Sales	106,391	-0-	106,391

Administrative – operations	410,282	-0-	410,282
Research & development	-0-	276,647	276,647
Depreciation	-0-	-0-	-0-

Income (Loss) From
Operations	$(241,127)	$(105,407))	$(346,534)

Total Assets, June 30, 2009

Container Terminals	$1,719,116
EKO-FLOR	136,846
Inter-company receivable	(925,590)
Consolidated Total Assets	$930,372

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PLAN OF OPERATIONS

In 2009, the Company’s primary focus will be on the commercialization of EKO-FLOR. With the introduction of EKO-FLOR revenues as a result of ms-1 panel orders, the reliance on the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to three EKO-FLOR products (as described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected.  As a result of the global economic downturn, quarter-over-quarter revenue, as anticipated by management, was lower by 37.27% for the period ended June 30, 2009 to $446,786 as compared with $712,306 for the period ended June 30, 2008.

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

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED JUNE 30, 2009 COMPARED TO THE INTERIM PERIOD ENDED JUNE 30, 2008

The Company had gross revenues of $403,424 with a net loss of $164,650 for the period ended June 30, 2009 compared to sales of $712,306 and a net loss of $24,497 for the period ended June 30, 2008, a decrease in sales of $308,882 from the prior period. The decrease was due primarily to the downturn in the global economy and consequent decreased demand for transportation services and container operations.

The Company had cost goods sold relating to direct production costs of $374,434 for the period ended June 30, 2009 compared to cost of goods sold relating to direct production costs of $40,496 for the period ended June 30, 2008, which represents a decrease in the cost of goods sold of $333,938. This decrease in cost of goods was attributable primarily to a decrease in transportation costs.

The Company had gross profit of $28,990 for the year ended June 30, 2009 compared to gross profit of $307,810 for the period ended June 30, 2008, a decrease in gross profit of $278,820. The decrease was due primarily to decrease in volume.

The Company had combined administrative ($10,755), research and development ($135,596) and depreciation ($0.00) expenses of $146,351 for the period ended June 30, 2009 compared to combined administrative ($365,331), research and development ($57,043) and depreciation ($9,933) expenses of $332,307 for the period ended June 30, 2008.

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

LIABILITIES

The Company had accounts payable of $345,896 at June 30, 2009 compared to $57,158 at June 30, 2008, an increase of $288,738.  Such increase is attributable to a decrease in the Company's working capital primarily as the result of Fixed Asset purchases and the continued funding of EKO-FLOR product development.

The Company had no accrued liabilities as at June 30, 2009 compared to $41,558 at June 30, 2008, a decrease of $41,558.

The Company had no accrued wages at June 30, 2009, as was also the case at June 30, 2008.

The Company had Shareholder's loans with Marino Kulas, CEO and shareholder, of $554,249 at June 30, 2009 compared to $328,889 at June 30, 2008. This increase in shareholder's loans of $225,360 funded the working capital requirements and the continued funding of EKO-FLOR product development. The shareholder's loans are interest free (1.5% interest rate imputed) with no fixed terms of repayment and no payments were made on these loans during this period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, June 30, 2009, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

Based upon that evaluation, management concluded that our disclosure controls and procedures were adequate and effective.

During the most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a – 15(f) or 15d – 15(f) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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
10.5
Employment Renewal Proposal for Joseph DeRose dated October 31, 2008 (4)
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
Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1) Denotes previously filed exhibits: filed on February 9, 2009 with Conforce International, Inc.’s 10-12G Registration Statement.
(2) Denotes previously filed exhibits: filed on May 28, 2009 with Conforce International, Inc.’s 10-12G/A Registration Statement.
(3) Denotes previously filed exhibits: filed on June 29, 2009 with Conforce International, Inc.’s 10-12G/A Registration Statement.
(4) Denotes previously filed exhibits: filed on August 19, 2009 with Conforce International, Inc.’s 10-12G/A Registration Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc.

August 28, 2009	By:	/s/ Marino Kulas
Marino Kulas
President & CEO