Form 10-K/A
period 2009-03-31
Conforce International, Inc.
filed 2009-10-22
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

As a result, EKO-FLOR cs-4 will be evaluated through ocean-going tests conducted by shipping lines and container lessors.  The Company expects that approximately six hundred (600) EKO-FLOR cs-4 equipped containers will be in circulation on or about October - December 2009 for final testing. The Company originally expected to have its product in circulation for testing between May and July 2009; however, final preparation as it relates to production equipment, personnel and processes have caused the trial date to date to be delayed as stated above. At this time, the Company does not expect any further delays.

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

In order to help ensure the successful commercialization of EKO-FLOR, on February 2, 2009, the Company signed a definitive agreement with Bayer MaterialScience LLC (“Bayer”) establishing a strategic partnership between Conforce and Bayer. Bayer is one of the world’s leading polymer companies and is a division of Bayer AG, a recognized leader in health care, nutrition and advanced materials. For Conforce, the agreement provides key support in the areas of advanced material and design analysis, efficient production practices, technical expertise and know-how, and a global material supply chain consistent with the projected requirements of EKO-FLOR.  The goal of the Partnership is the successful commercialization of EKO-FLOR through the use of advanced design and material analysis, efficient production practices through on-going training and support, and the logistical development of a material supply chain.  Conforce will produce or have produced on its behalf EKO-FLOR profiles using Bayer Products (polyurethanes, polyurethane coatings and polyurethane pultrusions).  Bayer will receive samples of EKO-FLOR produced by or on behalf of Conforce using Bayer Products for testing, evaluation, determining and making any modifications to Bayer Products which Bayer believes may improve the physical properties, appearance or processing of EKO-FLOR.  Bayer will allocate the know-how, technical expertise and human resources Bayer deems necessary to assist with the setup and production of EKO-FLOR trial orders and the establishment of a production facility in Asia, if/when necessary.  Such assistance will include the analysis of current Conforce production processes in order to ensure a seamless transition from local single-line production to scalable multi-line manufacturing in Asia.  Bayer will ensure that Conforce has access to an adequate supply of Bayer products for production of EKO-FLOR and Bayer has provided and will continue to provide economic assistance to Conforce towards the development of EKO-FLOR.  The term of this Agreement will be for a period of one (1) year from the date first written above. This Agreement may be extended or terminated by mutual agreement of the parties.  Either party may terminate this agreement at any time upon thirty (30) days’ written notice to the other party with such termination to become effective at the conclusion of such thirty (30) day period.  However, all intellectual property rights as explained under the Patents section will survive the termination of such agreement.  For Bayer, the agreement provides revenue through resin supply to Conforce. As such, Conforce and Bayer will, at a later date to be mutually agreed upon, enter into, execute and deliver definitive operational agreements which may include multi-term material supply agreements and joint development agreements. To-date, no such agreements have been signed that will bind the Company at this time.

Conforce and Bayer have collaborated on certain alterations to the design of the special application military container panels, EKO-FLOR xts trailer flooring and cs 4 container flooring.  The Company is responsible for the creation of the original design of each of these products. Bayer has contributed its technical expertise in identifying and providing polyurethane resins that will maximize strength, while minimizing weight.   The combined collaborative efforts of Bayer and Conforce have been ongoing from July of 2008 through the date of this filing.  Bayer’s role in the development of EKO-FLOR has been to optimize the production process, including advice relating to the design of the pultrusion production line and, as previously stated, advice concerning the optimal polyurethane resin mix.  Bayer has provided third-party consultants, at its own expense, to design various components of the pultrusion production line.  In addition, it has provided Bayer employees at its own cost to act as consultants and attend the Conforce production and development centre in Ontario for purposes of overseeing the configuration of the pultrusion production line and fabrication of the EKO-FLOR panels.  Bayer has provided economic assistance to Conforce in two ways:  (1) Bayer has incurred the cost of certain components used in the pultrusion production line and certain development costs associated with the production of the special application military container panels; and (2), as previously stated, Bayer incurred the cost of certain third-party consultants and provided Bayer employees at its own cost to act as consultants.  Bayer does not provide any other form of economic assistance to the Company, nor are there are no specific agreements in place pertaining to the provision of any additional economic assistance by Bayer to Conforce in the future.  Although it is likely that Bayer will provide similar economic assistance in the future, it is not possible to predict the precise nature of such assistance at this time.  Conforce does not intend to pay any fees or expenses in consideration for any future collaborative efforts provided by Bayer. To date, Conforce has paid approximately $220,000 to Bayer in exchange for supplying resins to Conforce.  The amount that Bayer will receive from Conforce in the future will depend upon the level of market acceptance of EKO-FLOR.
It is important to note that all revenues reported by Conforce as of December 31, 2008 were generated by the container terminal operations, which was formed in November 2003 with first revenues being recorded in April 2004. Research and development of EKO-FLOR has been primarily funded by cash provided by the terminal operations. During the period January 1 – March 31, 2009, the Company reported its first revenues from the sale of EKO-FLOR shelving panels to its military contractor, Sea Box.
The results from operations of the Company’s two operating divisions are as follows:

For the 12 month period April 1, 2008 to March 31, 2009, the Company’s Terminal division had revenues of $1,711,662 with income from operations of $283,932.
For the 12 month period April 1, 2008 to March 31, 2009, the Company’s EKO-FLOR division had revenues of $309,727 with a loss from operations of ($288,755).

The results of consolidated operations are as follows:

For the 12 month period April 1, 2008 to March 31, 2009 the Company had revenues of $2,021,389 with income from operations of $27,673.

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

The terminal can also accommodate temperature controlled containers, known as reefers, as a result of its investment in a generator valued at approximately $60,000.

PRINCIPAL CHALLENGES

Container Terminal Division

The principal challenges related to the terminal business are customer retention in a competitive environment and decreasing container traffic as a result of the global economic downturn which has adversely affected storage and transportation services required by international shipping lines. With respect to the latter, the economy has caused terminal operators to aggressively reduce rates in an attempt to increase traffic. This strategy is advantageous to terminals who may offset the reduced margins with increased revenue from ancillary services such as long-haul transport. For Conforce, reducing its rates cannot be offset and will lead to reduced gross margin. The Company is currently estimating that revenues in the terminal operations division will decrease by approximately 30% in 2009 while gross margin will be reduced by approximately 5%.

In addition to unsolicited rate reductions by terminal operators, shipping lines have also requested rate reductions citing the global economy as the reason. The Company will be forced to temporarily reduce such rates in order to retain the business.

Another challenge faced by the terminal is its geographic location. Being closer to major rail yards such as Canadian National (CN) and Canadian Pacific (CP) railways is an advantage. Of the four competitors described on page 9 of this document, Conforce is the furthest from the major railways. More specifically, the Conforce terminal is located approximately 50 kilometers from CN whereas the Coyote terminal is approximately 8 kilometers from CN and 3 kilometers from CP.

EKO-FLOR Division

One of the principal challenges faced by EKO-FLOR is the upfront premium. This hurdle was significant when the product was first introduced to the industry in 2006, however, the Company has been able to decrease the product price by over $200 per 20 foot container.  The premium represents an increase of approximately 15% or $290 to the total price of a 20 foot equivalent container.

Another challenge the Company will face will be the establishment of a manufacturing facility in China. To do so, the Company will need to rely on strategic partnerships with entities having expertise as it relates to business and production practices in China. Currently, the Company uses a Canadian sub-contracted facility for production of its military shelving panel.  For the production of cs-4 trial product, the Company will use its own Development Centre in Concord Ontario, where two production lines have been installed.

Based on the current economic downturn, the Company may also face potential delays in terms of first orders, should the outcome of the trials be positive.  Customers currently using wood products may be less inclined or motivated to switch to composite flooring, EKO-FLOR, due to the abovementioned premium and the overall fear of change in an economy where funds are tight.  The production of new build containers was approximately 2.75 million twenty foot equivalent units in 2008, new builds for 2009 are expected to be significantly lower at 1 million units 1 and projections for 2010 are uncertain at this time.

1 Containerisation International Magazine, March 2009, Available for subscribers only.

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

In May of 2008 Conforce received a Letter of Intent (LOI) from a U.S. based Military contractor, Sea Box, Inc., for the purchase of the Company’s newly developed composite product, EKO-FLOR ms-1, designed exclusively for use as load bearing shelving in special application United States Military shipping containers.  The LOI contemplates a renewable multi-year contract whereby Conforce will provide product for a minimum of 10,000 special application containers. In December 2008, the company received its first order (firm commitment) in connection with the LOI for EKO-FLOR ms-1 from its US military contractor, Sea Box, Inc. to provide the product for over 5,000 special application military containers, generating revenues in excess of 1 million USD. The Company is currently having the ms-1 panels produced at a sub-contracted facility in Quebec, Canada.  As previously stated, Conforce will manufacture the cs-4 trial product at its Production and Development Centre in Ontario.  The production capacity of the pultrusion production line situated in the Production and Development Centre is currently limited to the production of the cs-4 trial product.  Once the trial product has been manufactured in full, the Company may produce the ms-1 product itself at the Production and Development Centre in Ontario rather than on a sub-contracted basis in Quebec.

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

It is important to note that in the event the outcome of the trials are successful and if the Company receives from its customers written orders for year one volume of approximately 60,000 twenty foot equivalent units, then the Company intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing of 8 – 10 million USD. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.

Conforce, along with any company doing business internationally, will be subject to currency fluctuations and fluctuations in the applicable exchange rate.  Fluctuations in the exchange rate between the Chinese RMB and the Canadian dollar could adversely affect the Company’s operation results as well as the value of some Conforce assets and liabilities.

Moreover, some of the Company’s material agreements may be governed by foreign law, e.g. Chinese laws.  Accordingly, should Conforce ultimately establish a facility in China, the Company will engage competent Chinese legal counsel to represent the Company and advise them with regards to Chinese licensing registration or other regulatory requirements and policies prior to styling and producing any material agreements.  Additionally, some of the Company’s material agreements may be governed by foreign law, e.g. Canadian laws; however, there exists a strong parallel between Canadian laws and the laws of the United States.  Conforce is physically located in Concord, Ontario, but is incorporated in the state of Delaware and subject to the laws of the state of Delaware and the United States.  Conforce has a resident agent in Delaware who is identified and required to accept service of process on behalf of Conforce and its officers.  Accordingly, service of process is not made more difficult due to the location of Conforce’s headquarters.

The Company was organized under the laws of the State of Delaware. The Company’s resident agent for service is Harvard Business Services, Inc., located at 16192 Coastal Highway, Lewes, Delaware 19958. Investors located in the United States may effect service of process upon Harvard Business Services, Inc. and commence legal proceedings in a United States Federal Court.

Currently, all agreements that are material to the business and affairs of the Company are governed by jurisdictions within the United States or Canada. In the future, the Company will ensure that all material agreements governed by jurisdictions outside of the United States or Canada contain appropriate dispute resolution mechanisms pertaining to the submission of all disputes to the Stockholm Chamber of Commerce in Stockholm, Sweden. Any award rendered by this arbitration tribunal is enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).”

The production, in part, of EKO-FLOR products at third-party contracted facilities immediately brings in to question the following: (i) quality control; (ii) timely delivery of finished products; and (iii) quality and pricing of raw materials, etc.  Conforce management will conduct thorough and complete due diligence investigations of any such third-party contractor.  Additionally, material contracts will be comprehensive, strictly construed, and rigidly enforced.

The Company intends to enter the North American highway trailer market with a similar flooring product. The North American trailer product, EKO-FLOR xts, is in the final development stage and the Company expects to be able to produce a die specific for the trailer product by November 2009.  Prior to funding the remaining cost of development and dies, the Company will supply existing cs-4 panels to trailer manufacturers for industry certification and road trials  in or around  September 2009. By using its company owned production facility in Canada the initial estimated cost of entry into the North American highway trailer market is approximately $300,000. Should the outcome of EKO-FLOR trials be successful, the Company’s production and development centre in Concord, Ontario will be unable to satisfy the potential demands of the trailer industry and therefore, the Company is considering the establishment of a manufacturing facility in or around Indiana, which is considered the central location for the manufacture of highway trailers for the North American market. The total cost to establish such a facility is currently estimated to be 4.75 – 5.50 million USD.

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
3 Source: Containerisation International Magazine, May 2009. Available to subscribers only.
4 Available to the public for a nominal fee; however, excerpts are available online at no charge.
5 Available to the public at no charge.

PRODUCT DEVELOPMENT

The Company has developed a composite container flooring product as an alternative to the wood flooring currently used in the majority of containers in circulation. The Company has received trial orders of the EKO-FLOR cs-4 totaling approximately 600 - 20ft equivalent containers. The Company expects that ocean-going trials will be completed during calendar fourth quarter 2009.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, ROYALTY AGREEMENTS

Patents
As it relates to EKO-FLOR composite panels for containers and highway trailers, the Company’s trademark agent, Blakes Cassels & Graydon of Toronto, Ontario, has filed a provisional patent in the name of Conforce International, Inc. with the United States Patent and Trademark Office. The Company is currently preparing similar patent applications for filing, in Canada, China, Germany and Denmark.

Pursuant to the Letter of Agreement in Connection with the Strategic Partnership Between Conforce International, Inc. and Bayer MaterialScience LLC, Conforce will retain all of its rights, including patent rights, to EKO-FLOR and to any developments made solely by Conforce during the course of the strategic partnership. Moreover, Bayer will retain all of its rights, including patent rights, to the materials, compositions and formulations developed and/or supplied hereunder and to any other developments made solely by it during the strategic partnership. Currently, the special application military panels, EKO-FLOR xts trailer flooring and cs 4 container flooring are the only products that have been developed by Conforce. The Company owns all intellectual property rights pertaining to each of these products.

In the near future, Conforce and Bayer intend to enter into a definitive agreement pertaining to the intellectual property rights relating to products that are jointly developed.  Pursuant to this agreement, Conforce and Bayer will equally share the ownership of all inventions created by both parties.  Furthermore, all costs related to the procurement of patent protection and any royalties or other forms of revenue derived therefrom, will be shared equally between the two parties. To date, no products have been jointly created by Conforce and Bayer.

Trademarks
The Company’s trademark agent has submitted EKO-FLOR trademark applications in the USA, Canada, China and with the European member states.

Licenses, Royalties and Supply Agreements
In 2005, the Company entered into an Extrusion Supply Agreement with Royal Group Technologies. However, since the execution of the aforementioned agreement, the Company has elected to use pultrusion technology as opposed to extrusion technology. Although the agreement has not been formally terminated, the Company has no plans to produce its EKO-FLOR product using extrusion technology. A termination fee was not paid by Conforce and the agreement will expire under its natural terms and conditions in December 2010. In 2008, the Company entered into a licensing agreement regarding the use of various patented technologies pertaining to equipment and processes being relied upon in connection with the manufacturing of EKO-FLOR. However, the Company has since altered its equipment and production processes and as such, will no longer rely on the technologies provided for in the aforementioned license agreement. A termination fee was not paid by Conforce and the agreement will expire under its natural terms and conditions in May 2015.

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

An advisory agreement between Worldwide Associates, Inc. (“Advisor”) and Conforce is in place and as such, Advisor has and continues to provide the Company with advisory services as it relates to general business items such as sales, marketing, financing, infrastructure enhancements and public company management.  Alexander P. Haig, Managing Director of Advisor has attended customer meetings with executives from Conforce, including various meetings held in Hamburg, Germany in December 2008. Pursuant to the agreement, Advisor is to provide Conforce consultation services and advice regarding general corporate strategy, new business development, potential acquisitions or partnerships and financial strategies.  The term of the agreement is in effect until April 2, 2010 and is renewable upon mutual agreement by the parties for addition one-year periods.  The agreement may be terminated by either party upon 90 days written notice to the other party.  Conforce agrees to compensate Advisor for its services by distributing to Advisor one percent (1%) of all gross revenues derived from transactions in which Advisor’s involvement or introduction results in the sale of services or products of Conforce, including EKO-FLOR. Conforce will reimburse Advisor for any extraordinary expenses and Advisor agrees not to disclose any confidential or proprietary information owned by, or received by or on behalf of Conforce.  To date, no fees have been paid by Conforce to Advisor under this agreement.

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

The principal challenges related to the terminal business are customer retention in a competitive environment and decreasing container traffic as a result of the global economic downturn which has adversely affected storage and transportation services required by international shipping lines. With respect to the latter, the economy has caused terminal operators to aggressively reduce rates in an attempt to increase traffic. This strategy is advantageous to terminals who may offset the reduced margins with increased revenue from ancillary services such as long-haul transport. For Conforce, reducing its rates cannot be offset and will lead to reduced gross margin. The Company is currently estimating that revenues in the terminal operations division will decrease by approximately 30% in 2009 while gross margin will be reduced by approximately 5%.

In addition to unsolicited rate reductions by terminal operators, shipping lines have also requested rate reductions citing the global economy as the reason. The Company will be forced to temporarily reduce such rates in order to retain the business.

Another challenge faced by the terminal is its geographic location. Being closer to major rail yards such as Canadian National (CN) and Canadian Pacific (CP) railways is an advantage. Of the four competitors described on page 9 of this document, Conforce is the furthest from the major railways. More specifically, the Conforce terminal is located approximately 50 kilometers from CN whereas the Coyote terminal is approximately 8 kilometers from CN and 3 kilometers from CP.

For the 12 month period April 1, 2008 to March 31, 2009, the Company's Container Terminal business segment had revenues of $1,711,662 with operating income of $283,932. For the same period, the Company's EKO-FLOR business segment had revenues of $309,727 with expenses of $277,761 relating to the research and development of EKO-FLOR, as well as direct cost of sales of $187,834 and administrative expenses of $132,887, for an operating loss of ($288,755).

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

EKO-FLOR cs-4: Trial product will be shipped to customers in or around October 2009. Trial completion times may range from 60 – 120 days depending on sea routes and frequency selected by trial customers, in their sole discretion. Conforce estimates that most trials will be completed in the fourth quarter of calendar 2009. The EKO-FLOR cs-4 panels are currently being produced at Conforce’s own development center in Concord, Ontario.

EKO-FLOR xts: In the third quarter of calendar 2009, the Company intends to introduce EKO-FLOR xts to the North American highway trailer industry. The Company will offer a modified version of its cs-4 container panel in order to commence actual over-the-road testing by industry participants. The Company expects that over-the-road EKO-FLOR xts testing will commence in or around September 2009.

Provided that the aforementioned trials are successfully completed and that the outcome is positive, the Company expects that it will secure EKO-FLOR cs-4 and EKO-FLOR xts orders for 2010. It is the belief of management that Conforce will receive such orders, however, there is no assurance that it will secure these orders or generate any sales revenue at all. Provided that EKO-FLOR cs-4 volume commitments are secured and that such commitments are in-line with Conforce expectations of 60,000 - 80,000 TEU for calendar 2010, then the Company will begin the process of formalizing the details of a financial offering intended to adequately capitalize the establishment of a company owned facility in Asia. As such, the Company would require financing of 8 – 10 million USD. Currently, there is no such financing arrangement in place, nor are there any preliminary or final term sheets or agreements in support of such financing. If and when it receives such written orders, the Company will explore various financing alternatives including private placements, public offerings and debt financings. The final details pertaining to such financing will depend upon prevailing market and economic conditions. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

EKO-FLOR ms-1: In 2010, the Company also expects, as a result of the Sea Box, Inc. purchase order, to receive equivalent orders to those received in 2009 for EKO-FLOR ms-1, a variation of the cs-4 flooring panel designed for use as load bearing shelving panels in special application military containers. The Company is currently producing the ms-1 panels at a sub-contracted facility in Quebec, Canada. It is the belief of management that Conforce will receive these orders, however, there is no assurance that it will secure such orders or generate any sales revenue at all.

The Company intends to apply for listing on the OTC Bulletin Board at such time as it's Forms 10 and 211 reach the no-comment stage by the appropriate regulatory agencies, however, there is no guarantee that the Company’s application for listing will be accepted.

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to raise, either through an Initial Public Offering of its securities or a Private Placement, the capital required for the establishment and operation of a multi-line EKO-FLOR manufacturing facility in Asia, which is currently estimated to be between USD 8 – 10 million dollars.  The company will make the decision in terms of its production expansion into Asia at such time as the trials of EKO-FLOR cs-4 are completed (currently projected to be completed in or around December 2009) and if it has received a firm commitment(s) from shipping line(s) and/or leasing companies for the production of EKO-FLOR cs-4.

The Company does not currently have any outstanding lines of credit or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of CDN $250,000 ($198,403 USD)-payable over 10 years (due January 2019) bearing a rate of interest of prime + 3%.  The agreement calls for monthly payments of USD $2,303 including principal and interest. The balance outstanding as at March 31, 2009 was $193,430. The portion of this balance currently due at March 31, 2009 was $2,303 and the long term portion was $193,430. This loan is the same as the amount stated as long-term debt on the Company’s balance sheet and as described in Note   of the financial Statements contained in this document. In January 2009, the Company received the amount of $195,733 ($198,403 less applicable fees and first principal and interest payment). The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s new development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.
The Company does not have any agreements to fund the operations for the next 12 months. Conforce is attempting to secure additional funding in the amount of approximately $500,000, by way of non-interest bearing, non-callable (for 10 years) loans from certain minority founding shareholders. Such loans will be made to the Company from the proceeds of private transactions with accredited investors involving the sale of Conforce common stock. To date, the shareholder loans have been oral.  At present, the Company intends to enter into additional oral agreements pertaining to future shareholder loans. Proceeds from these transactions will be used to fund any and all costs associated with the production of trial product. It is important to note that should the outcome of trials be favorable, the Company will be required to raise significant additional capital for purposes of establishing an EKO-FLOR manufacturing facility in China. Such capital requirement is currently estimated to be 8 – 10 million USD.  The Company had received loans, pursuant to oral agreements, from Marino Kulas, CEO and shareholder, equal to $405,987 as at March 31, 2009.

Investing activities for the year ended March 31, 2009 included purchases of equipment such as a pultrusion line, two dies and ancillary equipment for the Company’s production and development centre totaling $558,935. Financing for the purchase of this equipment was provided by shareholder loans, cash receipts from terminal operations as well as a Small Business Development bank loan.
The apparent deficit in working capital for the fiscal year ending March 31, 2009 results from reporting  long-term debts, specifically shareholders loans with no fixed terms of repayment, as current liabilities.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED TO THE YEAR ENDED MARCH 31, 2008

The Company had gross revenues of $2,021,389 with a net loss of ($152,327) for the year ended March 31, 2009, compared to sales of $2,364,945 with a net loss of ($54,854) for the year ended March 31, 2008, a decrease in sales from the prior period of $343,556. The decease in sales was due primarily to the downturn in the global economy and consequent decreased demand for transportation services and container operations. Revenues for the Terminal division for the year ended March 31, 2009 decreased by 27.6% however overall consolidated revenues for the Company decreased by 14.6% as a result of the revenues generated by the EKO-FLOR division.
During the year ended March 31, 2008, the only revenue generating operation of the Company was the Container Terminal, however, during the year ended March 31, 2009, the Company reported its first revenues from the sale of EKO-FLOR ms-1 military panels in January 2009. Revenues of EKO-FLOR ms-1 for the period January 1, 2009 to March 31, 2009 were $309,727 with an operating loss of ($293,088).

The results from operations of the Container Terminal division are as follows:

For the 12 month period April 1, 2007 to March 31, 2008, the Company had revenues of $2,364,945 with income from operations of $308,548.  For the 12 month period April 1, 2008 to March 31, 2009 the Company had revenues of $1,711,662 with income from operations of $315,118.

The results from operations of the EKO-FLOR division are as follows:

For the 12 month period April 1, 2007 to March 31, 2008, the Company had no revenues and a loss from operations of ($209,437). For the 12 month period April 1, 2008 to March 31, 2009 the Company had revenues of $309,727 with a loss from operations of ($287,445).
The results of consolidated operations are as follows:

For the 12 month period April 1, 2007 to March 31, 2008, the Company had revenues of $2,364,945 with income from operations of $99,111.  For the 12 month period April 1, 2008 to March 31, 2009 the Company had revenues of $2,021,389 with income from operations of $27,673.
The Company had cost of goods sold relating to direct production costs of $1,019,766 for the year ended March 31, 2009, compared to cost of goods sold relating to direct production costs of $1,293,100 for the year ended March 31, 2008, which represents a decrease in the cost of goods sold from the prior period of $273,334 The decrease in cost of goods sold was attributable primarily to a decrease in transportation costs.

Cost of goods sold as a percentage of sales was 52.4% for the year ended March 31, 2009, compared to 54.7% for the year ended March 31, 2008, which amounts to a reduction in the cost of goods sold as a percent of sales of 2.3% from the prior year. This reduction came primarily from savings in transportation costs.

The Company had gross profit of $1,001,623 for the year ended March 31, 2009, compared to gross profit of $1,071,845 for the year ended March 31, 2008, a decrease in gross profit of $70,222 or 6.55% over the prior period. The decrease was due primarily to a decrease in volume.

The Company had combined administrative ($668,770), research and development ($277,761) and depreciation ($64,248) expenses of $1,010,779 for the year ended March 31, 2009, compared to combined administrative ($725,891), research and development ($209,437) and depreciation ($30,121) expenses of $965,449 for the year ended March 31, 2008, an increase in expenses of $45,330 or 4.7% from the prior period. Selling and marketing expenses are reported separately and not included in administrative expenses and the decrease in administrative expenses was due primarily to a decrease in salaries and wages as a result of the decrease in terminal traffic necessitating the need for a reduction in employees and decreased hours of operation. Combined administrative expenses increased as a result of increases in research and development expenditures.

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

For the fiscal year end March 31, 2009, the Company reported selling and marketing expenses of $16,790. For the fiscal year ended March 31, 2008, the Company reported selling and marketing expenses of $2,093. Selling and marketing expenses are included within the Administrative expense line item on the Company’s Statement of Income as contained herein.
The adjustment for Minority Interest in consolidated subsidiaries was $180,000 for the 12 month period ended March 31, 2009 compared with $153,965 for the period ended March 31, 2008. This adjustment accurately portrays the 49.9% minority interest in Conforce 1 Container Terminals, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had Accounts payable of $122,178 at March 31, 2009 compared to $66,322 at March 31, 2008, an increase of $55,856.  Such increase is attributable to a decrease in the Company’s working capital primarily as the result of Fixed Asset purchases and the continued funding of EKO-FLOR product development.

The Company had no Accrued liabilities at March 31, 2009 compared to $24,949 at March 31, 2008, a decrease of $24,949.

The Company had Accrued wages of $13,228 at March 31, 2009 compared to $24,055 at March 31, 2008, a decrease of $9,114.  The decrease is primarily due to a decrease in the salary paid to the CEO.

The Company had Shareholder’s loans from Marino Kulas, CEO and shareholder, of $405,987 at March 31, 2009 compared to $324,850 at March 31, 2008.  The Shareholder loans are interest free with no fixed terms of repayment.  Between March 31, 2008 and March 31, 2009, there was an increase in borrowing of $133,711. There were no payments made on this loan during the period.  The increase was needed to fund the working capital requirements and the continued funding of the EKO-FLOR product development.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. As a result of Management’s commitment to developing adequate controls and procedures, Management has appointed TAB Services Inc. as new independent internal financial controller.It is also Management’s intention to appoint BDO Dunwoody, an international accounting services firm, as independent auditors to Conforce. As such, the Company and its Chief Executive Officer are confident that adequate and effective internal controls for disclosure are in place.
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

Mario Verrilli, Acting Chief Financial Officer.  Prior to joining Conforce, Mr. Mario Verrilli held the position of Senior Vice President, Global Operations for Omega Direct Response Inc., a leading provider of outsourced call centre services. Prior to Omega, Mr. Verrilli served as Director of Sales, Consumer Markets for Primus Canada where he was responsible for the creation and ownership of acquisition channels along with their respective P&L and operating budgets. Before joining Primus, he worked with AT&T Canada, where he held the position of International Settlement Analyst responsible for the settlement of financial transactions, revenue reporting and the creation of revenue distribution models. Mr. Verrilli started his career as a Revenue Analyst for Cadillac Fairview, a commercial developer and management company, where he was responsible for the accounting of revenue and expenses for a portfolio of shopping centres across Canada.

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

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Marino Kulas 40 Bellini Avenue Brampton, Ontario L6T 3Z8	Common Stock	61,001,000	50.834%
Elio Guglietti 28 Anthia Drive North York, Ontario M9L 1K5	Common Stock	11,400,000	9.500%
Michael Moyal 10520 Yonge St., Suite 298 Richmond Hill, Ontario L4C 3C7	Common Stock	9,070,000	7.558%
Slavko Kulas 8870 Martingrove Road Woodbridge, Ontario L4H 1C2	Common Stock	5,000,000	4.167%
Joseph DeRose 60 Crofters Road Woodbridge, Ontario L4L 7C7	Common Stock	420,000	0.350%
Kathryn Saliani 156 Beech Street Brampton, Ontario L6V 1V6	Common Stock	50,000	0.0417%
Total	Common Stock	86,941,000	72.450%
Directors and Executive Officers	Common Stock	66,471,000	55.392%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Marino Kulas recognized that Slavko Kulas’ extensive contacts and over 19 years experience in the container industry made him an indispensible member of the Company’s management team and determined that it would be in the best interests of the Company and, by extension all Conforce shareholders, to complete the above-described transfer of shares to provide Slavko Kulas with additional incentive to achieve success in the commercialization of EKO-FLOR.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
No.	Description
2.0	Acquisition Agreement and Plan of Merger dated May 24, 2005 (1)
3.1	Certificate of Incorporation for Conforce International, Inc. (1)
3.1.1	Certificate of Incorporation for Conforce Container Corporation (1)
3.1.2	Certificate of Incorporation for Conforce 1 Container Terminals, Inc. (1)
3.2	Bylaws (1)
10.1	Canada Small Business Financial Loan dated November 26, 2008
10.2	Sea Box, Inc. Purchase Order dated November 25, 2009 (2)
10.3	Letter of Agreement in Connection with the Strategic Partnership Between Conforce International, Inc. and Bayer MaterialScience, LLC. dated February 2, 2009 (2)
10.4	Advisory Agreement between WorldWide Associates, Inc. and Conforce International, Inc. dated April 2, 2007 (2)
10.5	Employment Renewal Proposal for Joseph DeRose dated October 31, 2008.
10.6	Employment Proposal for Joseph DeRose dated October 27, 2006.
10.7	Employment Renewal Proposal for Joseph DeRose dated October 31, 2007.
23.1	Auditor Certification (3)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1) Denotes previously filed exhibits: filed on February 9, 2009 with Conforce International, Inc.’s 10-12G Registration Statement.
(2) Denotes previously filed exhibits: filed on June 29, 2009 with Conforce International, Inc.’s 10-12G/A Registration Statement.
(3) Denotes previously filed exhibits: filed on July 29, 2009 with Conforce International, Inc.’s 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc.

October 22, 2009	By:	/s/ Marino Kulas
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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
July 14, 2009

Conforce International, Inc.
Balance Sheet
March 31, 2009 and 2008
RESTATED
	2009	2008
ASSETS
Current Assets
Cash	$49,353	$34,801
Accounts receivable	266,751	457,012
Other receivables	28,915	37,172
Total Current Assets	345,019	528,985

Fixed Assets
Office equipment	23,829	23,829
Vehicles	20,529	20,345
Equipment	660,639	101,888
Leasehold improvements	25,028	25,028
	730,025	171,090
Less: Accumulated depreciation	(139,185)	(75,027)
	590,840	96,063

Other Assets
Deposits	32,922	14,779
	32,922	14,779

Total Assets	$968,781	$639,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$122,176	$66,322
Accrued liabilities	-	24,949
Accrued wages	13,228	24,055
Current portion long term debt	2,303	-
Shareholder's loans	405,987	324,850
Total Current Liabilities	543,694	440,176

Minority interest in consolidated subsidiaries	460,525	280,525

Long Term Debt	193,430	-

Shareholders' Equity
Preferred stock	-	-
Common stock	9,157	9,157
Additional contributed capital	94,233	89,900
Retained earnings	(332,258)	(179,931)
	228,868	199,651

Total Liabilities and Shareholders' Equity	$968,781	$639,827
See accompanying notes to financial statements.

Conforce International, Inc.
Statement of Income
For the Years Ended March 31, 2009 and 2008
RESTATED
	2009	2008

REVENUES
Revenues	$2,021,389	$2,364,945

DIRECT COST OF REVENUES
Equipment rental	103,281	69,530
Fuel	68,624	76,166
Repairs & maintenance	37,991	41,125
Transportation	538,525	847,916
Rent	223,744	228,049
Subcontractors	47,601	30,314
	1,019,766	1,293,100
GROSS PROFIT	1,001,623	1,071,845

EXPENSES
Administrative (including stock compensation
expense in 2008 & 2009 )	668,770	725,891
Flooring System expenses;
Research & development	277,761	209,437
Depreciation	64,248	30,121
	1,010,779	965,449
OTHER INCOME AND EXPENSE
(Gain)/loss on currency conversion	(36,829)	7,285

INCOME FROM OPERATIONS	27,673	99,111

TAX PROVISIONS	-	-
NET INCOME/(LOSS) BEFORE MINORITY
INTEREST	27,673	99,111
LESS MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(180,000)	(153,965)
NET (LOSS) INCOME	$(152,327)	$(54,854)

NET LOSS PER SHARE
Average shares outstanding	120,001,000	120,001,000
Loss per share	$(0.00)	$(0.00)

See accompanying notes to financial statements.

Conforce International, Inc.
Statement of Shareholders' Equity
For the Years Ended March 31, 2009 and 2008
					Additional
	Preferred Stock		Common Strock		Contributed	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances at March 31, 2007	-	-	120,001,000	9,157	27,300	(125,077)	(88,620)
Stock contributed for employment agreement	-	-	-	-	62,500	-	62,500
Net Loss for the year	-	-	-	-	-	(54,854)	(54,854)
Balances at March 31, 2008	-	-	120,001,000	9,157	89,900	(179,931)	(80,974)
Stock contributed for employment agreement	-	-	-	-	4,333	-	4,333
Net Loss for the year	-	-	-	-	-	(152,327)	(152,327)
Balances at March 31, 2009	-	$-	120,001,000	$9,157	$94,233	$(332,258)	$(228,868)

See accompanying notes to financial statements.

Conforce International, Inc.
Statements of Cash Flow
For the Years Ended March 31, 2009 and 2008
RESTATED
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss) for the period	$(152,327)	$(54,854)
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Minority interest in consolidated subsidary	180,000	153,965
Depreciation	64,248	30,121
Compensation paid by stock	4,333	62,600
Changes in Current assets and liabilities:
(Increase) decrease in Accounts receivable	190,261	(264,340)
(Increase) decrease in Other receivables	8,257	(851)
(Decrease) Increase in Accounts payable	55,854	24,828
(Decrease) Increase in Accrued liabilities	(24,949)	3,818
(Decrease) Increase in Accrued wages	(10,827)	7,179
NET CASH (USED) BY
OPERATING ACTIVITIES	314,850	(37,534)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(485,924)	(39,972)
Purchase of Deposits	(18,143)	-
NET CASH (USED) BY
INVESTING ACTIVITIES	(504,067)	(39,972)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bank loans	195,733	-
Loans by shareholders	81,137	-
NET CASH PROVIDED BY
FINANCING ACTIVITIES	276,870	-
EFFECT OF EXCHANGE RATE ON CASH	(73,101)	37,475
NET INCREASE IN CASH	14,552	(40,031)
CASH AT BEGINNING OF PERIOD	34,801	74,832
CASH AT END OF PERIOD	$49,353	$34,801

See accompanying notes to financial statements.

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

RESTATED

These financial statements have been restated in order to reflect a stock transaction as it pertains to employee compensation issued under an employment agreement (see NOTE 4 – EQUITY - Stock Transactions for further information). The effects of the restatement are shown below:

Balance Sheet:
Additional contributed capital	$89,900	$4,333	$94,233
Retained earnings	$(327,925)	$(4,333)	$(332,258)

Income Statement:
Administrative expenses	$664,437	$4,333	$668,770
Income from operations	$32,006	$(4,333)	$27,673
Net Income	$(147,994)	$(4,333)	$(152,327)

Cash Flow Statement:
Net Income/(Loss) for the period	$(147,994)	$(4,333)	$(152,327)
Compensation paid by stock	$89,900	$4,333	$94,233

It is the opinion of the Company’s management that all adjustments that are necessary in order to make the financial statements not misleading have been made.

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

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue Recognition
The only revenue producing operations of the Company during the years prior to the fiscal year reported here were those of the Container Terminal operation which recognizes revenues when services are rendered.  The operation bills at the end of each month for the services rendered during the month.  In January 2009, first revenues were generated in the EKO-FLOR division which recognizes revenue and invoices for same when goods are delivered.

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

NOTE 3 – LONG – TERM DEBT

On November 26, 2008, the Company entered into a borrowing relationship with a Bank to borrow $198,403 (CDN $250,000) utilizing an interest rate of prime plus three percent for ten years. The agreement calls for monthly payments of USD $2,303 including principal and interest. The balance outstanding as at March 31, 2009 was $193,430. The portion of this balance currently due at March 31, 2009 was $2,303 and the long term portion was $193,430. This loan is the same as the amount stated as long-term debt on the Company’s balance sheet and as described in the Liquidity and Capital Resources section of this document.

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

Stock Transactions

On October 26, 2006, the Company entered into an employment agreement (the “VP Employment Agreement”) with its Vice-President, Product Development.  The initial term of the VP Employment Agreement was twelve months.  Pursuant to the terms of the VP Employment Agreement a founding shareholder of Conforce agreed to provide 10,000 shares of Common stock per month for the life of the agreement.  In addition, a founding shareholder of Conforce agreed to provide 200,000 shares of Common Stock at the end of the employment term (i.e. October 26, 2007) Shares provided under the VP Employment Agreement during the year ended March 31, 2008 totaled 200,000 and were valued at $62,600 and shares provided during the year ended March 31, 2007 totaled 50,000 and were valued at $27,300.  These valuations were based on the trading value of shares of the Common Stock on the date the shares were provided which in all cases occurred on the same day.

On October 31, 2007, the Company entered into an extension of the VP Employment Agreement.  Pursuant thereto, the VP Employment Agreement was extended for a period of twelve months, through October 31, 2008.  In accordance with this extension, a founding shareholder of the Company agreed to provide additional compensation in the form of Common stock of Conforce if certain performance criteria were satisfied in connection with the development of the EKO-FLOR products.  None of the performance criteria had been met as of March 31, 2008, five months into the agreement or when the agreement expired at October 31, 2008.  Consequently, no additional shares of Common Stock were provided under the VP Employment Agreement.
On October 31, 2008, the Company further extended its VP Employment Agreement for an additional twelve months to Oct 31, 2009.  Pursuant to the terms of the renewed VP Employment Agreement, a founding shareholder of the Company agreed to provide 320,000 shares of Common stock at the end of the period provided certain performance criteria is satisfied in connection with the development and commercialization of Eko-Flor products.  There has been no provision for this accrual at March 31, 2009 since the performance criteria had not been met. The agreement also provided for the granting of an additional 80,000 shares of common stock at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met. The shares allocated under the agreement as at March 31, 2009 totaled 33,333 and were valued at $4,333. This valuation was based on the trading value of the shares as at March 31, 2009.

The recording of the abovementioned stock compensation effected a restatement of the March 31, 2009 financial statements.   The effects of the restatement are shown below:

	Original
	Amount	Adjustment	As Revised
Balance Sheet:
Additional contributed capital	$89,900	$4,333	$94,233
Retained earnings	$(327,925)	$(4,333)	$(332,258)

Income Statement:
Administrative expenses	$664,437	$4,333	$668,770
Income from operations	$32,006	$(4,333)	$27,673
Net Income	$(147,994)	$(4,333)	$(152,327)

Cash Flow Statement:
Net Income/(Loss) for the period	$(147,994)	$(4,333)	$(152,327)
Compensation paid by stock	$89,900	$4,333	$94,233

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

Minority
Interest
March 31, 2006	$99,588
Minority interest in income of subsidiary	26,972
March 31, 2007	126,560
Minority interest in income of subsidiary	153,965
March 31, 2008	280,525
Minority interest in income of subsidiary	180,000
March 31, 2009	$460,525

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

Business Segments –For the Year Ended March 31, 2009
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$1,711,662	$309,727	$2,021,389

Direct cost of Sales	831,932	187,834	1,019,766
Administrative – operations	531,550	137,220	668,770
Research & development	-0-	277,761	277,761
Depreciation	64,248	-0-	64,248
(Gain)/Loss on currency conversion	(31,186)	5,643	36,829
Income/(Loss) FromOperations	$315,118	$(287,445)	$27,673

Conforce International, Inc.
NOTES TO THE FINANCIAL STATEMENTS March 31, 2009
March 31, 2009

Total Assets, March 31, 2009

Container Terminals	$1,719,116
EKO-FLOR	136,846
Inter-company receivable	(887,181)
Consolidated Total Assets	$968,781

Business Segments –For the Year Ended March 31, 2008
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$2,364,945	$-0-	$2,364,945

Direct cost of Sales	1,293,100	-0-	1,293,100

Administrative – operations	725,891	-0-	725,891
Research & development	-0-	209,437	209,437
Depreciation	30,121	-0-	30,121
(Gain)/Loss on currency conversion	7,285	-0-	7,285
Income (Loss) From Operations	$308,548	$(209,437)	$99,111

Total Assets, March 31, 2008

Container Terminals	$1,101,407
EKO-FLOR	-0-
Inter-company receivable	(461,580)
Consolidated Total Assets	$639,827