Form 10-K/A
period 2009-03-31
Conforce International, Inc.
filed 2010-03-02
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(amendment no. 2)

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
Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

As of March 31, 2009, there were 120,001,000 shares of our common stock issued and outstanding with a market value of $0.17 per share as at September 30, 2008

DOCUMENTS INCORPORATED BY REFERENCE
None.

Conforce International, Inc. is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended March 31, 2009, originally filed July 29, 2009 (the “Original Filing”) and the first amendment filed on October 22, 2009 (“Amendment No. 1”) to amend and restate the previously-filed consolidated financial statements for the years ended March 31, 2009 and 2008 (and related disclosures) and to correct other errors in the originally filed report and Amendment No. 1.  Accordingly, the following sections have been amended: financial statements for the fiscal years ended March 31, 2009 and 2008 contained in Part II, Item 8 of this Amendment and conforming changes to the Business section contained in Part 1, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in part II, Item 7 of this Amendment.  In addition the following sections have been amended to correct errors: ending stock prices in Part II, Item 5 and Management’s report on Internal Control over Financial Reporting contained in Part II, Item 9AT of this Amendment. The errors were discovered after a change in auditors prompted management to conduct a thorough review of its previously filed financial statements and its Form 10-K.

This Amendment also contains currently dated certifications as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 hereof. In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, July 29, 2009, as amended on October 22, 2009, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I

ITEM 1.   BUSINESS.

BUSINESS DEVELOPMENT

Conforce International, Inc. is a Delaware corporation headquartered in Concord, Ontario, Canada.  Unless otherwise noted, references in this 10K report to “Conforce International, Inc.,” “Conforce,” “CFRI,” the “Company,” “we,” “our” or “us” means Conforce International, Inc.  Our principal place of business is located at 51A Caldari Road, 2nd Floor, Concord, Ontario L4K 4G3 Canada. Our telephone number is (416) 234-0266.

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

Conforce and Bayer have collaborated on the design of the special application military container panels, EKO-FLOR xts trailer flooring and cs 4 container flooring.  Bayer has contributed its technical expertise in identifying and providing polyurethane resins that will maximize strength, while minimizing weight.   The combined collaborative efforts of Bayer and Conforce have been ongoing from July of 2008 through the date of this filing.  Bayer’s role in the development of EKO-FLOR has been to optimize the production process, including advice relating to the design of the pultrusion production line and, as previously stated, advice concerning the optimal polyurethane resin mix.  Bayer has provided third-party consultants, at its own expense, to design various components of the pultrusion production line.  In addition, it has provided Bayer employees at its own cost to act as consultants and attend the Conforce production and development centre in Ontario for purposes of overseeing the configuration of the pultrusion production line and fabrication of the EKO-FLOR panels.  Bayer has provided economic assistance to Conforce in two ways:  (1) Bayer has incurred the cost of certain components used in the pultrusion production line and certain development costs associated with the production of the special application military container panels; and (2), as previously stated, Bayer incurred the cost of certain third-party consultants and provided Bayer employees at its own cost to act as consultants.  There are no specific agreements in place pertaining to the provision of any additional economic assistance by Bayer to Conforce in the future.  Although it is likely that Bayer will provide similar economic assistance in the future, it is not possible to predict the precise nature of such assistance at this time.  To date, Conforce has paid approximately $116,000 to Bayer in exchange for supplying resins to Conforce.  The amount that Bayer will receive from Conforce in the future will depend upon the level of market acceptance of EKO-FLOR.

It is important to note that all revenues up to December 31, 2008 were generated by the container terminal operations, which was formed in November 2003 with first revenues being recorded in April 2004. Research and development of EKO-FLOR has been primarily funded by cash provided by the terminal operations. During the quarter ended March 31, 2009, , the Company reported its first revenues from the sale of EKO-FLOR shelving panels to its military contractor, Sea Box.

The results from operations of the Company’s two operating divisions are as follows:

For the year ended March 31, 2009, the Company’s Terminal division had revenues of $1,553,540 with net income of $12,897, and the EKO-FLOR division had revenues of $346,211 with a net loss of $391,127  Consolidated revenues were $1,899,751 for the year ended March 31, 2009 with a total net loss of $378,230.

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

PRINCIPAL CHALLENGES

Container Terminal Division

The principal challenges related to the terminal business are customer retention in a competitive environment and decreasing container traffic as a result of the global economic downturn which has adversely affected storage and transportation services required by international shipping lines. With respect to the latter, the economy has caused terminal operators to aggressively reduce rates in an attempt to increase traffic. This strategy is advantageous to terminals who may offset the reduced margins with increased revenue from ancillary services such as long-haul transport. For Conforce, reducing its rates cannot be offset and will lead to reduced gross margin. The Company is currently estimating that revenues and gross margin in the terminal operations division will decrease in fiscal 2010.

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

The Company has received firm trial orders for approximately 600 twenty foot equivalent units, with a value of approximately $350,000,for its EKO-FLOR cs-4 composite container flooring system from various shipping lines and leasing companies.  Receipt of such $350,000 is for conducting of the ocean-going trial (use of EKO-FLOR in the trial) by a shipping line or leasing company.  Depending upon the results of such trial, should such shipping line and/or leasing company decide to place a firm commitment/purchase order with Conforce, further revenues will be generated by Conforce as agreed to in such firm commitment/purchase order.  The amount of such revenues is unknown by Conforce until receipt of such firm commitment/purchase order.  The EKO-FLOR cs-4 panels are currently being produced at Conforce’s own development center in Concord, Ontario.  Currently, shipping lines will purchase approximately 60 – 65% of their fleets annually while the balance will be leased. Therefore, leasing companies represent on average approximately 40% of the annual purchases of new build containers. The trials will consist of placing EKO-FLOR equipped containers loaded with various types of cargo, to be determined at the discretion of the shipping lines, and to have such loaded containers placed on ocean-going vessels to be transported on routes also to be determined at the sole discretion of the shipping lines. The success of the trials is determined not only by the securing of purchase orders but also by what is gained or learned from the feedback provided by the shipping lines.

It is important to note that in the event the outcome of the trials are successful and if the Company receives from its customers written orders for year one volume of approximately 60,000 twenty foot equivalent units, then the Company intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing of $8 million to $10 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.

Conforce, along with any company doing business internationally, will be subject to currency fluctuations and fluctuations in the applicable exchange rate.  Fluctuations in the exchange rate between the Chinese RMB and the Canadian dollar could adversely affect the Company’s operational results as well as the value of some Conforce assets and liabilities.

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

The Company was organized under the laws of the State of Delaware. The Company’s resident agent for service is Harvard Business Services, Inc., located at 16192 Coastal Highway, Lewes, Delaware 19958. Investors located in the United States may effect service of process upon Harvard Business Services, Inc. and commence legal proceedings in a United States Federal Court. Accordingly, it would not be materially more difficult for a U.S. investor to commence a legal proceeding against the Company notwithstanding the fact that certain material agreements of the Company may be governed by Ontario law, its principal place of business is located in Concord, Ontario and its Officers and Directors are residents of Ontario.

Currently, all agreements that are material to the business and affairs of the Company are governed by jurisdictions within the United States or Canada. In the future, the Company will ensure that all material agreements governed by jurisdictions outside of the United States or Canada contain appropriate dispute resolution mechanisms pertaining to the submission of all disputes to the Stockholm Chamber of Commerce in Stockholm, Sweden. Any award rendered by this arbitration tribunal is enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, as a practical matter, although no assurances can be given, the legal infrastructure of any particular foreign jurisdiction, while different from its United States counterpart, should not present any risk to a Conforce investor who is a resident of the United States or any significant impediment to the operation of Conforce in any foreign jurisdiction.

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

The Company intends to enter the North American highway trailer market with a similar flooring product. The North American trailer product, EKO-FLOR xts, is in the final development stage and the Company expects to be able to produce a die specific for the trailer product by November 2009.  Prior to funding the remaining cost of development and dies, the Company will supply existing cs-4 panels to trailer manufacturers for industry certification and road trials in or around September 2009. By using its company owned production facility in Canada the initial estimated cost of entry into the North American highway trailer market is approximately $300,000. Should the outcome of EKO-FLOR trials be successful, the Company’s production and development centre in Concord, Ontario will be unable to satisfy the potential demands of the trailer industry and therefore, the Company is considering the establishment of a manufacturing facility in or around Indiana, which is considered the central location for the manufacture of highway trailers for the North American market. The total cost to establish such a facility is currently estimated to be $4.75 million to $5.50 million.

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

The Company plans to develop and commercialize a residential flooring application that will further contribute to the development of the EKO-FLOR brand and will enable the Company to capitalize on the significant “do-it-yourself” home and cottage renovation market. The product will be designed for use on docks as a replacement for wooden docks suffering deterioration due to continued exposure to water, sunlight and general weather elements. EKO-FLOR decking would have similar properties as those found in EKO-FLOR cs-4 and ms-1 but would not require the same load bearing strength characteristics. The Company has not developed a sales channel for this product as of yet, however, the Company’s V.P of Product Development is also the technical chairperson for the National Composites Council of Canada. The Company intends to rely on his expertise and contact base as it relates to the development and commercialization of the outdoor decking product. Prototypes of the product are scheduled for the second quarter of 2010. Total cost of entry is estimated to be approximately $200,000. Net proceeds from the sale of EKO-FLOR cs-4 and ms-1 will be applied to the development of the product.

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

INDUSTRY OVERVIEW

According to Containerisation International Magazine, there were 3.9 million new containers manufactured in 2007 (1).

Containers are currently equipped with floors made from tropical hardwoods, the most common being Apitong. The container industry is aggressively seeking a viable alternative to hardwood. (2)

Regarding the current state of the shipping container industry as a result of the recent global economic downturn, it is important to note that new build volume in 2008 was projected to be 3.85 million 20 foot equivalent containers as of third quarter 2008; however, due to a slowdown in the fourth quarter, actual 2008 annual production was approximately 2.75 million twenty foot equivalent containers. Volume for the production of new containers is projected to be down significantly in 2009 and is currently projected to be approximately 1 million twenty foot equivalent containers. (3)

Shipping rates are also expected to decrease, which could put additional pressure on shipping lines as revenues and earnings decrease. According to Drewry Supply Chain Advisors division director Philip Damas, “Demand is no longer sufficient to absorb new vessel capacity. As a result of anemic growth and over-capacity, container freight rates have fallen on several key routes, with the notable exception of the transpacific, where carriers have withdrawn substantial capacity. Shippers should expect container rates to decline by about 15 percent during the current down-cycle, although any reductions will also depend on the level of fuel surcharges.” (4)

According to a report published on December 8, 2008 by Deutsche Bank Research (5), the long-term prospects for container shipping are favourable. The report states that “Despite the current economic slowdown, container shipping is expected to continue to be a growth sector (+7 to 8% p.a. until 2015).” The report states that while it expects significant problems for shipping companies in the short-term as a result of over-capacities and declining freight and charter rates, the medium and long-term prospects remain intact. The report concludes although “the crisis is severe, there is no reason [for the industry] to panic.”

(1) Source: Containerisation International Magazine article titled “Reach for the Sky,” dated February, 2008. Available to subscribers only.
(2) Source: World Cargo News article titled “Floors – the container’s Achilles Heel,” dated January, 2007. Available to subscribers only; however, excerpts are available online at no charge.
(3) Source: Containerisation International Magazine article dated May, 2009. Available to subscribers only.
(4) Source: Logistics Management article titled “Ocean shipping/global transportation: Economic slowdown is weighing on ocean carriers,” dated November 19, 2008. Available to the public for a nominal fee; however, excerpts are available online at no charge.
(5) Source: Deutsche Bank Research article titled “Prospects for container shipping industry,” dated December 8, 2008. Available to the public at no charge.

PRODUCT DEVELOPMENT

The Company has developed a composite container flooring product as an alternative to the wood flooring currently used in the majority of containers in circulation. The Company has received trial orders for EKO-FLOR cs-4 totaling approximately 600 - 20ft equivalent containers. The Company expects that ocean-going trials will be completed during calendar fourth quarter 2009.

The Company has developed EKO-FLOR ms-1, a composite shelving system designed for use in special application military containers. The Company recently received an order from its US military contractor to equip over 5,000 special application US military containers with EKO-FLOR ms-1. The first order will generate annual revenues for Conforce in excess of $1 million.

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

In terms of competition for the EKO-FLOR Division, the Company is competing for a share of the container flooring market that is currently dominated by the use of tropical hardwood. The Company is unaware of any other hardwood, except tropical hardwood, on the market that meets the strength requirements of ocean-going containers.  The customers being targeted are international shipping lines utilizing ocean-going containers.

Singamas, a container manufacturer, has developed a variation of a composite floor that it is currently testing although the base composition is currently unknown to Conforce.

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

REPORTS TO SECURITY HOLDERS

The Company will make available free of charge any of its filings as soon as reasonably practicable after it has electronically filed these materials with, or otherwise furnished them to, the Securities and Exchange Commission (“SEC”).  The Company is not including information contained on its website as part of, or incorporating it by reference into, this Form 10K.

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

ITEM 1B.  UNRESO LVED STAFF COMMENTS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STO CKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

March 31, 2009	Low price	High price
Year ended	$0.05	$0.20
Quarter ended	$0.10	$0.15

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

OVERVIEW

The Company operates in two reportable business segments; Container Terminal, and EKO-FLOR. The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., which is a 50.1% owned subsidiary of the Company. The remaining 49.9% is owned by Marino Kulas, Conforce International, Inc President & CEO. The Conforce 1 subsidiary is responsible for all container terminal operations. EKO-FLOR is organized as Conforce Container Corporation (“CCC”), a 100% owned subsidiary of the Company. The CCC subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR products. Operations for CCC during the reportable periods to date have been limited to research and development as the product is in the testing stages. Its EKO-FLOR products have evolved systematically with various refinements, as previously noted, based on industry standards and various feedback received.  Accordingly, though in the development stage and having generated no revenue to date, Conforce has informed shipping lines and leasing companies of its product, EKO-FLOR, and  the Company is optimistic about its prospects due to the fact that it is being tested in various ocean-going trials and receipt of the Sea Box, Inc. purchase order.

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

For the year ended March 31, 2009, the Company's Container Terminal business segment had revenues of $1,553,540 with  net income of $12,897. For the same period, the Company's EKO-FLOR business segment had revenues of $346,211 and a net loss of $391,127.

 PLAN OF OPERATIONS

In 2009, the Company’s primary focus will be on the commercialization of EKO-FLOR. With the introduction of EKO-FLOR revenues as a result of ms-1 panel orders, the reliance on the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to three EKO-FLOR products (as described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected. Expansion for Conforce is expected to come from EKO-FLOR ms-1 in 2009 and cs-4 in 2010, where the Company believes that notwithstanding the current economic slowdown, significant growth potential exists due to the pressing need for composite flooring within the industry. Should the container industry in 2010 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers, the Company would still experience significant growth assuming it is able to meet expectations of orders totaling approximately 60,000 units or approximately 2% of global new build volume.

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

The Company intends to apply for listing on the OTC Bulletin Board at such time as its Forms 10 and 211 reach the no-comment stage by the appropriate regulatory agencies, however, there is no guarantee that the Company’s application for listing will be accepted.

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to raise, either through an Initial Public Offering of its securities or a Private Placement, the capital required for the establishment and operation of a multi-line EKO-FLOR manufacturing facility in Asia, which is currently estimated to be between $8 million and $10 million.  The Company will make the decision in terms of its production expansion into Asia at such time as the trials of EKO-FLOR cs-4 are completed (currently projected to be completed in or around December 2009) and if it has received a firm commitment(s) from shipping line(s) and/or leasing companies for the production of EKO-FLOR cs-4.

The Company does not currently have any outstanding lines of credit or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of CDN $250,000 (USD $218,766)-payable over 10 years (due January 2019) bearing a rate of interest of prime + 3%.  The agreement calls for monthly payments of $2,303 including principal and interest. The balance outstanding as at March 31, 2009 was $195,713. The current portion of this balance as at March 31, 2009 was $17,785 and the long term portion was $177,928 as described in Note 9 of the financial Statements. The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s new development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

The Company does not have any agreements in place to fund the operations for the next 12 months. Conforce is attempting to secure additional funding in the amount of approximately $500,000, by way of non-interest bearing, non-callable (for 10 years) loans from certain minority founding shareholders. Such loans will be made to the Company from the proceeds of private transactions with accredited investors involving the sale of Conforce common stock. To date, the shareholder loans have been oral.  At present, the Company intends to enter into additional oral agreements pertaining to future shareholder loans. Proceeds from these transactions will be used to fund any and all costs associated with the production of trial product. It is important to note that should the outcome of trials be favorable, the Company will be required to raise significant additional capital for purposes of establishing an EKO-FLOR manufacturing facility in China. Such capital requirement is currently estimated to be $ 8 million to $10 million.  The Company had received loans, pursuant to oral agreements, from Marino Kulas, CEO and related parties, equal to $567,633 as at March 31, 2009.

Investing activities for the year ended March 31, 2009 included purchases of equipment such as a pultrusion line, two dies and ancillary equipment for the Company’s production and development centre totaling $623,595. Financing for the purchase of this equipment was provided by related party loans payable , cash receipts from terminal operations as well as the Small Business Development bank loan.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2009 COMPARED WITH THE YEAR ENDED MARCH 31, 2008

The Company had gross revenues of $1,899,751  with a net loss of $378,230 for the year ended March 31, 2009, compared with sales of $2,364,335 with a net loss of $147,178 for the year ended March 31, 2008. The decrease in sales was due primarily to the downturn in the global economy and consequent decreased demand for transportation services and container operations. Revenues for the Terminal division for the year ended March 31, 2009 decreased by 34.3%.  The decrease in revenues from the Terminal division was partially offset by $346,211 in revenue generated from the EKO-FLOR division.

During the year ended March 31, 2008, the Container Terminal division was the only revenue generating operation of the Company; however, during the year ended March 31, 2009, the Company reported revenues from the sale of EKO-FLOR ms-1 military panels beginning in January 2009. Revenues of EKO-FLOR ms-1 for the period January 1, 2009 to March 31, 2009 were $346,211.

The results from operations of the Container Terminal division are as follows:

For the year ended March 31, 2009 the Company had revenues of $1,553,540 with net income of $12,897, compared with revenues of $2,364,335 with net income of $101,882 for the year ended March 31, 2008.

The results from operations of the EKO-FLOR division are as follows:

For the year ended March 31, 2009 the Company had revenues of $346,211 with net loss of $391,127, compared with no income and a net loss of $249,060 for the year ended March 31, 2008.

The results of consolidated operations are as follows:

For the year ended March 31, 2009, the Company had consolidated revenues of $1,899,751 with a net loss of $378,230 compared with consolidated revenues of $2,364,335 and a net loss of $147,178 for the year ended March 31, 2008.

The Company had cost of revenues of $1,197,954 for the year ended March 31, 2009, compared with cost of revenues of $1,274,111 for the year ended March 31, 2008, a decrease in the cost of revenues from the prior period of $76,157. The decrease in cost of revenues was attributable to a decrease in transportation costs within the Terminal division, offset with the increase in cost of products  from the manufacturing of the EKO-FLOR product during the year

Cost of revenues as a percentage of sales was 63.1% for the year ended March 31, 2009, compared with 53.9% for the year ended March 31, 2008. This increase is almost entirely attributable to the manufacturing costs associated with the EKO-FLOR products that required 100% outsourcing.  Being the first manufacturing run of this product the cost of manufacturing will improve with future orders.

The Company had gross profit of $701,797 for the year ended March 31, 2009, compared with gross profit of $1,090,224 for the year ended March 31, 2008, a significant decrease in gross profit of $388,427 or 35% over the prior period. The decrease was due to the introduction of the EKO-FLOR product as mentioned above.

The Company had combined administrative $820,805, research and development $44,094, depreciation $147,165 and other expenses of $12,408 for a total of $1,024,472 for the year ended March 31, 2009, compared to combined administrative $758,316, research and development $178,125, depreciation $29,673 and other expenses of $71,620 for a total of $1,037,734 for the year ended March 31, 2008, a decrease in expenses of $13,262 or 1% from the prior period. Administration costs increased with the additional focus and consequent allocation of resources to the EKO-FLOR product.  The research and development costs on the EKO-FLOR product decreased as a result of the finalization of the development and re-focus on marketing efforts during the year.

The Company’s research and development costs include the creation of architectural drawings as they relate to panel specifications, the creation of dies, the manufacturing of test panels, the creation of specific panel testing equipment, costs relating to independent certification testing, consulting costs associated with utilizing process experts and engineers and costs associated with the setup of the research and production center. The Company anticipates that research and development costs will increase in fiscal 2010 as a result of final preparations for the production of trial product, as well as costs associated with the development of the highway trailer product.

The Company further anticipates that ongoing research and development costs will stabilize after fiscal 2010 and be maintained at a rate proportional to sales.

The Minority Interest in consolidated subsidiaries was $12,855 for the year ended March 31, 2009 compared with $101,475 for the year ended March 31, 2008. This amount portrays the 49.9% minority interest in Conforce 1 Container Terminals, Inc., and decreased due to the decline in container terminal business during the year.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had Accounts payable of $400,016 at March 31, 2009 compared to $296,897 at March 31, 2008, an increase of $103,119.

The Company had related party loans payable to Marino Kulas, CEO, of $527,957 and a related party loan of $39,676 for a total of $567,633 as at March 31, 2009 compared with related party loans payable to the CEO of $426,347 as at March 31, 2008.

The amounts due to shareholder and amounts due to related party are unsecured, non-interest bearing with no specific terms of repayment.  The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by the shareholder or related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.5% and 10%.   Imputed interest was $30,010 (2008: $24,599)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DIS CLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEME NTARY DATA.

The financial statements required by Item 8 are submitted in a separate section of this Form and are incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In August 2009, the Company was notified that Pollard-Kelly Auditing Services, Inc. were permanently closing its offices and in effect resigning as the Company’s auditors effective immediately.  The Company has subsequently appointed BDO Canada LLP, as its independent auditors.  The Company has not  had any disagreements, whether or not resolved, with its accountants on accounting and/or financial disclosures during its recent fiscal year or any later interim period.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or deposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Management of the Company conducted an evaluation of the effectiveness, as of March 31, 2009, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 due to the material weakness noted below.

Identification of a Material Weakness

Management has identified a lack of accounting knowledge from the service providers contracted to perform various accounting duties or offer guidance and direction in the proper accounting and disclosure of transactions.  This lack of knowledge resulted in a number of errors in the previously reported financial statements.   Specific areas of concern that were noted include the incorrect recording of transactions, a lack of timely reconciliations and an absence of supporting schedules.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2009, Management has engaged the services of a chartered accountant, for a new internal financial controller function, and is looking to further strengthen the finance and accounting group with a CFO and qualified support staff.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE O FFICERS AND CORPORATE GOVERNANCE.

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

ITEM 11.  EXECUTIVE COMPENSATION.

March 31, 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marino Kulas President & CEO, Director

	2009	86,500							86,500
	2008	111,400							111,400

Joseph DeRose VP of Product Development

	2009	45,800		4,333					50,133
	2008	39,200		70,935					110,135

Kathryn Saliani Director of Business Op., Director

	2009	44,500							44,500
	2008	48,500							48,500

Slavko Kulas Director of Terminal Op.

	2009	24,500							24,500
	2008	31,000							31,000

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

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Marino Kulas 40 Bellini Avenue Brampton, Ontario L6T 3Z8	Common Stock	60,541,000	50.45%
Elio Guglietti 28 Anthia Drive North York, Ontario M9L 1K5	Common Stock	11,700,000	9.7500%
Michael Moyal 10520 Yonge St., Suite 298 Richmond Hill, Ontario L4C 3C7	Common Stock	9,017,502	7.51%
Slavko Kulas 8870 Martingrove Road Woodbridge, Ontario L4H 1C2	Common Stock	4,800,000	3.99%
Joseph DeRose 60 Crofters Road Woodbridge, Ontario L4L 7C7	Common Stock	353,333	0.294%
Kathryn Saliani 156 Beech Street Brampton, Ontario L6V 1V6	Common Stock	50,000	0.0417%
Total	Common Stock	86,461,835	72.05%
Directors and Executive Officers	Common Stock	60,944,333	50.78%

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

ITEM 13.  CERTAIN RELATIONSHI PS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the 12 month period ended March 31, 2009, Conforce had a balance of loans outstanding from its founder and CEO and shareholder, Marino Kulas in the amount of $527,957 and related party loans in the amount of $39,676 for a total of $567,676.  No interest is payable under these loans, however, they bear an imputed interest rate of between 6.5% and 10%  These loans have no fixed terms of repayment.  By comparison, for the 12 month period ended March 31, 2008, Conforce  had a balance of loans outstanding from Marino Kulas on the same terms in the amount of $426,347.

ITEM 14.  PRINCIPAL ACCOUNT ING FEES AND SERVICES.

The audit fees for the fiscal year end March 31, 2009 were $82,500.  During such period, the Company did not incur any other audit-related fees, tax fees or other fees.  The audit fees for the fiscal year end March 31, 2008 were $14,000.

PART IV

ITEM 15.  E XHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Conforce International, Inc.

March 2, 2010	By:	/s/ Marino Kulas
Marino Kulas
President & CEO

Tel: 905 946 1066 Fax: 905 946 9524 www.bdo.ca	BDO Canada LLP 60 Columbia Way, Suite 300 Markham ON L3R 0C9 Canada

Auditors' Report

To the shareholders of
Conforce International Inc.

We have audited the consolidated balance sheets of Conforce International Inc. as at March 31, 2009 and as at March 31, 2008 and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2009 and 2008 financial statements referred to above present fairly, in all material respects, the financial position of Conforce International Inc. as of March 31, 2009 and as of March 31, 2008 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Conforce International Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and its ability to continue as a going concern will depend on its ability to generate positive cash flows from operations or secure additional financing. There can be no assurance that the Company’s activities will be successful or sufficient and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Chartered Accountants, Licensed Public Accountants

Markham, Ontario
February 24, 2010

Conforce International Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 (restated) and 2008 (restated)

Conforce International, Inc.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008
	2009	2008
	(restated)	(restated)
	(see note 5)	(see note 5)

Assets
Current Assets
Cash	$72,232	$84,652
Accounts receivable (note 6)	397,560	729,375
Inventory	64,276	-
	534,068	814,027

Plant and equipment (note 7)	517,338	111,859
Intangible assets (note 8)	20,785	-
Non-current assets	16,176	4,155

	$1,088,367	$930,041

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$400,016	$296,897
Income taxes payable	84,601	53,845
Current portion of term loan (note 9)	17,785	-
	502,402	350,742

Deferred rent	42,334	37,283
Related party loans payable (note 10)	445,508	303,280
Term loan (note 9)	177,928	-
	1,168,172	691,305

Minority interest in consolidated subsidiary	201,121	232,792

Shareholder's equity (deficiency)
Share capital (note 11)	9,157	9,157
Contributed surplus	340,684	283,259
Accumulated other comprehensive income	39,049	5,114
Accumulated deficit	(669,816)	(291,586)
	(280,926)	5,944

	$1,088,367	$930,041
Going concern (note 2) Commitment (note 12)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended March 31, 2009 and 2008
	2009	2008
	(restated)	(restated)
	(see note 5)	(see note 5)

Container service revenue	$1,553,540	$2,364,335
Composite product revenue	346,211	-
	1,899,751	2,364,335

Cost of services	813,224	1,274,111
Cost of product revenue	384,730	-
	1,197,954	1,274,111

Gross margin	701,797	1,090,224

Expenses
General and administrative	820,805	758,316
Research and development	44,094	178,125
Interest on term loan	2,165	-
Interest and bank charges	1,017	685
Stock based compensation	4,333	70,935
Amortization of plant and equipment	147,165	29,673
Amortization of intangible assets	5,810	-
Gain on foreign exchange	(917)	-
	1,024,472	1,037,734

Income (loss) before non-operating item	(322,675)	52,490

Interest on related party loans payable	30,010	24,599
Income (loss) before income tax and minority interest	(352,685)	27,891

Income tax expense	12,690	73,594

Net loss before minority interest	(365,375)	(45,703)

Minority interest in consolidated subsidiary	12,855	101,475

Net loss	(378,230)	(147,178)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	33,935	5,114

Total comprehensive loss	$(344,295)	$(142,064)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended March 31, 2009 and 2008
	2009	2008
	(restated)	(restated)
	(see note 5)	(see note 5)

Operating activities
Net loss	$(378,230)	$(147,178)
Items not affecting cash
Amortization of plant and equipment	147,165	29,673
Amortization of intangible assets	5,810	-
Imputed interest on related party loan payable	30,010	24,599
Stock based compensation	4,333	70,935
Minority interest in consolidated subsidiary	12,855	101,475
	(178,057)	79,504
Changes in non-cash working capital (note 16)	383,584	(96,210)

Net cash provided by (used in) used in operating activities	205,527	(16,706)

Investing activities
Purchase of plant and equipment	(623,595)	(39,584)
Investment in intangible assets	(29,043)	-
Increase in non-current assets	(14,297)	-

Net cash used in investing activities	(666,935)	(39,584)

Financing activities
Proceeds from term loan	221,749	-
Repayment of term loan	(2,984)	-
Advances from related parties	246,307	-

Net cash provided by financing activities	465,072	-

Effect of foreign exchange on cash	(16,084)	15,177

Decrease in cash during the period	(12,420)	(41,113)

Cash, beginning of the period	84,652	125,765

Cash, end of the period	$72,232	$84,652

Supplemental cash flow information
Cash paid for interest	$2,165	$-

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY) - RESTATED
For the years ended March 31, 2009 and 2008
	Common Stock		Contributed	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Surplus	Deficit	Income

Balances at March 31, 2007	120,001,000	$9,157	$27,300	$(125,077)	$-	$(88,620)
Prior period adjustment		-	185,024	(19,331)	-	165,693
Restated balance March 31, 2007	120,001,000	9,157	212,324	(144,408)	-	77,073

Stock based compensation (restated)		-	70,935	-	-	70,935
Net loss (restated)		-	-	(147,178)	-	(147,178)
Translation adjustments (restated)		-	-	-	5,114	5,114
Balance as at March 31, 2008 (restated)	120,001,000	9,157	283,259	(291,586)	5,114	5,944

Stock based compensation (restated)		-	4,333	-	-	4,333
Gain on imputed interest (restated) (note 10)		-	53,092	-	-	53,092
Net loss (restated)		-	-	(378,230)	-	(378,230)
Translation adjustment (restated)		-	-	-	33,935	33,935
Balance as at March 31, 2009 (restated)	120,001,000	$9,157	$340,684	$(669,816)	$39,049	$(280,926)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

1.	DESCRIPTION OF BUSINESS

The Company operates in two reportable business segments; Container Terminal, and EKO-FLOR. The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., which is a 50.1% owned subsidiary of the Company. The remaining 49.9% is owned by Marino Kulas, Conforce International, Inc President & CEO. The Conforce 1 subsidiary is responsible for all container terminal operations. EKO-FLOR is organized as Conforce Container Corporation (“CCC”) a 100% owned subsidiary of the Company. The CCC subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR products. Operations for CCC during the reportable periods to date have been limited to research and development as the product is in the testing stages. Its EKO-FLOR products have evolved systematically with various refinements, as previously noted, based on industry standards and various feedback received.

The Company was incorporated on May 18, 2004 in the State of Delaware as Now Marketing Corp. and on May 20, 2005 Conforce Container Corporation was renamed from First National Preferred Card Service, Inc., which was incorporated under the laws of the Province of Ontario on February 9, 2001.  On May 25, 2005, the Company acquired Conforce Container Corporation in exchange for 120,000,000 shares of the Company’s Common Stock, making Conforce Container Corporation a wholly owned subsidiary.  Immediately prior to the acquisition, the Company had 1,000 shares of common stock issued and outstanding.  The acquisition was accounted for as a recapitalization of Conforce Container Corporation, as the shareholders of Conforce Container Corporation controlled the Company upon completion of the acquisition.  Conforce Container Corporation was treated as the acquiring entity for accounting purposes.  There were no adjustments to the carrying value of the assets or liabilities of the acquired company or to the assets and liabilities of the acquiring company.  The Company was then renamed Conforce International Inc. on May 25, 2005.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at March 31, 2009 the Company had a net decrease in cash during the year and will continue to require additional funding which, if not raised, may result in the curtailment of activities. The Company has incurred net losses including $378,230 for the year ended March 31, 2009 and has an accumulated deficit of $669,816 as at March 31, 2009. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

Management regularly reviews and considers the current and forecast activities of the Company in order to satisfy itself as to the viability of operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecast cash requirements and balances. Based on these evaluations management concluded that the Company is able to continue as a going concern.

There can be no assurances that the Company's activities will be successful or sufficient and as a result there is doubt regarding the "going concern" assumption and, accordingly, the use of accounting principles applicable to a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate. If the "going concern" assumption were not appropriate for these consolidated financial statements, then adjustments to the carrying values of the assets and liabilities, the reported revenues and expenses and the balance sheet classifications, which could be material, would be necessary.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

3.	SUMMARY OF SIGNIFICANT ACCOUTING PRINCIPLES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  All amounts are reported in U.S. dollars unless otherwise stated.

In connection with the preparation of the March 31, 2009 financial statements, the Company noted a number of errors in previously released financial statements.  These errors impacted a number of statements, refer to note 5 for a summary of the restatement of previously reported financial statements.

Principles of Consolidation
The Consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries.  All intercompany transactions and balances have been eliminated on consolidation

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Significant estimates made by management of the Company include, an estimate of applicable interest rate for related party loans payable, uncollectible accounts receivable, and valuation allowances for deferred income tax assets.

Cash
Cash consists of cash on deposit and is designated as held-for-trading and carried at fair value. Changes in fair value are recorded in earnings.

Trade Accounts Receivable
The majority of the Company’s accounts receivable are due from large well established businesses. Credit is extended based on evaluation of a customer’s financial condition and accounts receivable are typically due within 30 days and are stated at amounts due from customers net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.  As at March 31, 2009 and 2008, no accounts receivable were considered at risk and the allowance for doubtful accounts was consequently nil.

Inventories
Raw materials, work-in-progress and finished goods are valued at the lower of cost, determined on a first-in first-out basis, and replacement value.

Plant and Equipment
Plant and equipment are recorded at cost less accumulated amortization and are amortized from the date of acquisition or, in respect of internally constructed assets, from the time an asset is substantially completed and ready for use.  Amortization is computed using the declining balance method as follows:

Office equipment	20% per annum declining basis
Vehicles	30% per annum declining basis
Machinery and equipment	20% per annum declining basis

Leasehold improvements are amortized on a straight-line basis over the term of the lease.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

The Company reviews the recoverability of the carrying amount of plant and equipment when events or circumstances indicate that the carrying amounts may not be recoverable. This evaluation is based on projections of future undiscounted net cash flows. The total of these projected net cash flows is referred to as the “net recoverable amount.” If the net recoverable amount is less than the carrying value, the asset is written down to fair value.

Intangible assets with finite useful lives
The Company’s intangible assets consist of intellectual property and are considered to have a finite useful life. As a result the intangible assets are amortized on a 20% per annum declining basis.

Management reviews the amortization method and useful life estimate annually. The carrying amount of intangible assets are reviewed when events or circumstances indicate that the carrying amount may not be recoverable. This evaluation is based on projections of future undiscounted net cash flows. The total of these projected net cash flows is referred to as the “net recoverable amount.” If the net recoverable amount is less than carrying value, the asset is written down to fair value.

Revenue Recognition
Service revenues are recognized when there is persuasive evidence of an arrangement, services rendered, the amount is fixed or determinable, and collection is reasonably assured.  Revenue is recorded net of any applicable sales and value added taxes and customer discounts.

Product revenues are recognized when there is persuasive evidence of an arrangement, goods have been delivered, the amount is fixed or determinable, and collection is reasonably assured.  Revenue is recorded net of any applicable sales and value added taxes and customer discounts.

Research and Product Development Costs
Research costs and costs incurred in applying for patents and licenses are expensed as incurred. Product development costs are expensed as incurred until the product or process is clearly defined and the associated costs can be identified, technical feasibility is reached, there is an intention to produce or market the product, the future market is clearly defined and adequate resources exist or are expected to be available to complete the project. To date, no product development costs have been capitalized.

Stock-Based Compensation
The Company has agreements in place with certain senior management to compensate them through the direct issuance of common shares.  To date, 353,333 common shares have been issued or accrued by the current shareholders to management in satisfaction of these agreements.  These stock based payments have been expensed by the Company over the period in which service has been rendered.

Income Taxes
Income taxes are recorded using the liability method.  Deferred income tax amounts arise due to temporary differences between the accounting and income tax basis of the Company’s assets and liabilities and the unused tax losses of the Company. Deferred income tax assets and liabilities are measured using substantively enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates and laws is recognized in the period that includes the date of substantive enactment. Deferred income tax assets are recognized to the extent that realization of such benefits is considered to be more likely than not.

Foreign Currency Translation
Transactions denominated in currencies other than the Canadian functional currency are translated into Canadian dollars at the average rate of exchange for the period.

For reporting purposes, assets and liabilities are translated into US dollars at the period-end exchange rates, and the results of its operations are translated at the average rate of exchange for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income.

Net Loss Per Share
Net loss per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per share (“SFAS 128”).  Basic loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.    Diluted loss per common share is equal to the basic loss per common share as there are no potentially dilutive securities outstanding.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

4.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ", ("FAS No. 160"). FAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company adopted FAS No. 160 on April 1, 2009 and there was no impact on its financial statements. Retroactive application of FAS 160 will have an effect on the presentation of the Company’s financial statements related to March 31, 2009.

In December 2007, the FASB issued Statement SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company will include this disclosure with its first quarter fiscal 2010 financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective, and will be adopted by the Company, for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered no authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. Adoption by the Company is not expected to have a  material impact on its consolidated financial position, results of operation or cash flows.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

5.	RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In connection with the preparation of the March 31, 2009 audited financial statements, the Company noted a number of errors in the previously reported March 31, 2009 financial statements and the comparative financial statements for the year ended March 31, 2008.  These errors impacted a number of statements as summarized below:

Consolidated Balance Sheet
	March 31, 2009
	As previously reported	As restated
Current assets
Cash	$49,353	$72,232
Accounts receivable	295,666	397,560
Inventory	-	64,276
Total current assets	345,019	534,068

Plant and equipment	590,840	517,338
Intangible assets	-	20,785
Non-current assets	32,922	16,176
Total Assets	$968,781	$1,088,367

Current liabilities
Accounts payable and accrued liabilities	$135,404	$400,016
Income taxes payable	-	84,601
Current portion term loan	2,303	17,785
Total current liabilities	137,707	502,402

Deferred rent	-	42,334
Related party loans payable	405,987	445,508
Term loan	193,430	177,928

Minority interest in consolidated subsidiary	460,525	201,121

Shareholder’s equity
Share capital	9,157	9,157
Contributed surplus	94,233	340,684
Accumulated other comprehensive income	-	39,049
Accumulated deficit	(332,258)	(669,816)
	(228,868)	(280,926)

Total shareholder’s equity	$968,781	$1,088,367

a)	Cash was restated as a result of the reversing of a cheque written in the period subsequent to the year end and to account for the holding of USD denominated balances.
b)
Accounts receivable was restated as a result of an error in not recording the foreign exchange associated with holding receivables denominated in a foreign currency and the correct accounting for refundable Goods and Service Taxes resulting from the correction to purchases and payments.

c)	Inventory was restated as a result of an error in expensing raw materials that remained unused at March 31, 2009.
d)	Plant and equipment was restated as a result of certain items being incorrectly capitalized or incorrectly expensed and the use of an incorrect exchange rate in translating the balances at year end.
e)	Intangible assets were restated as a result of incorrectly expensing the items during the period.
f)	Other assets were restated as a result of cumulative errors from prior years and some amounts were expensed when incurred.
g)	Accounts payable was restated as a result of correcting the timing of the recognition of certain expenses that were recorded in subsequent periods.
h)	Income taxes payable has been updated to reflect the changes made to the financial statements.
i)	The current portion of the term loan payable was restated to reflect the amount of the principle due to be repaid during the following 12 month period rather than one month period.
j)	Deferred rent has been updated to reflect the straight line rent calculation.
k)
Related party loans payable was restated due to the cumulative effect of prior year’s errors and calculation of fair value with the associated imputed interest for related party loans (now recorded in contributed surplus) entered into during the year.

l)	The long term portion of the term loan was restated following the reclassification of the current portion of the term loan.
m)	Minority interest was restated as a result of the correction of prior period errors and adjustments reflecting errors noted in the current year statement of operations for the consolidated subsidiary.
n)	Contributed surplus was restated to reflect the correct stock based compensation expense incurred in prior periods and to account for the fair valuing of related party loans payable.
o)
Accumulated other comprehensive income was restated to reflect the correct accounting for the translation of the financial statements from the Canadian functional currency to the US reporting currency.

p)
Accumulated deficit was restated as a result of the cumulative errors in the reporting of revenue and expenses for the period ended March 31, 2009 and due to errors relating to years prior to March 31, 2009.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Condensed Consolidated Statement of Operations
	March 31, 2009
	As previously reported	As restated
Revenues	$2,021,389	$1,899,751

Costs of services and product revenues	1,019,766	1,197,954

Gross profit	1,001,623	701,797
Expenses
General and administrative	664,437	820,805
Research and development	277,761	44,094
Interest on term loans	-	2,165
Interest and bank charges	-	1,017
Stock based compensation	4,333	4,333
Amortization of plant and equipment	64,248	147,165
Amortization of intangible asset	-	5,810
Gain on foreign exchange	(36,829)	(917)
	973,950	1,024,472
Income (loss) before income tax and minority interest	27,673	(322,675)

Interest on related party loans payable	-	30,010
	27,673	(352,685)
Income tax expense	-	12,690
Net income (loss) before minority interest in consolidated subsidiary	27,673	(365,375)

Minority interest in consolidated subsidiary	180,000	12,855

Net loss	$(152,327)	$(378,230)

Other Comprehensive loss
Translation adjustment on foreign exchange	-	33,935

Total comprehensive loss	$(152,327)	$(344,295)

a)
Revenues were restated as a result of the errors noted in the March 31, 2008 year end, caused by the incorrect timing of the recognition of invoices and by recording foreign currency transactions in the nominal functional currency.

b)
Cost of services and product revenue were restated as a result of errors noted in the prior year, misclassification of invoices to expenses other than costs of services and product revenue and errors in capitalizing costs of sales or expensing items that should have otherwise been expensed.

c)	General and administrative expenses were restated as a result of errors in recording expenses in the applicable accounting period, or misclassification of expenses.
d)	Research and development costs were adjusted as a result of the erroneous expensing of certain items that were capital in nature, such as the acquisition of equipment.
e)	Interest on the term loan was reclassified as a separate item, where it had been incorrectly classified as General and administrative costs.
f)
Amortization of plant and equipment was restated to correctly calculate the appropriate amortization expense, in accordance with the stated amortization policies, after reflecting the errors noted in calculating the cost of capital equipment.

g)	Amortization of intangible assets was restated to reflect the set-up of intangible assets during the year.
h)	Gain on foreign exchange was restated as a result of an error in the treatment of the translation of the financial statements from the Canadian functional currency into a US reporting currency.
i)
Interest on related party loans payable was restated as a result of the calculation of the imputed interest applicable to discounting the loan to fair value using an estimated interest rate of between 8.25% and 10%.

j)	Interest and bank charges was restated as a result of the erroneous classification of this expense as General and Administrative expenses.
k)	Income tax expense was restated to reflect the tax provision applicable following the adjustments noted above and the applicable tax rate applied on an entity-by-entity basis.
l)	Minority interest in consolidated subsidiary was restated as a result of the impact of the above-noted restatements on the statement of operations of the consolidated subsidiary.
m)
Translation adjustment to comprehensive income was restated to reflect the correct accounting for the translation of the consolidated financial statements from the Canadian functional currency to the US reporting currency.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Consolidated Statement of Cash Flow
	March 31, 2009
	As previously reported	As restated
Operating Activities
Net loss	$(152,327)	$(378,230)
Items not affecting cash
Minority interest in consolidated subsidiary	180,000	12,855
Amortization of plant and equipment	64,248	147,165
Amortization of intangible assets	-	5,810
Stock based compensation	4,333	4,333
Imputed interest on related party loans payable	-	30,010
Changes in non-cash working capital	218,596	383,584
Net cash provided by operating activities	314,850	205,527

Investing activities
Purchase of plant and equipment	(485,924)	(623,595)
Investment in intangible assets	-	(29,043)
Increase in Other assets	(18,143)	(14,297)
Net cash used in investing activities	(504,067)	(666,935)

Financing activities
Proceeds from term loan	195,733	218,765
Advances from related parties	81,137	246,307
Net cash provided by financing activities	276,870	465,072

Effect of exchange rate on cash	(73,101)	(16,084)
Net increase (decrease) in cash	14,552	(12,420)
Cash, beginning of year	34,801	84,652
Cash, end of year	$49,353	72,232

a)	Net loss was restated to reflect the change in the Statement of operations resulting from the errors noted above.
b)	Items not affecting cash were restated as a result of the errors noted above.
c)	Changes in the non-cash working capital were restated, primarily as a result of the errors noted in the timing of the recording of revenues and expenses.
d)	Purchase of plant and equipment was restated to correct the erroneous expensing of items that should have been capitalized and capitalizing of items that should have been expensed.
e)	Purchase of intangible assets was restated as a result of the error noted in expensing an item that should have been capitalized.
f)
Increases in other assets was adjusted to reflect the cumulative effect of prior years adjustments and the additional deposit for a facility the Company occupied during the last half of the fiscal year.

g)	Proceeds from term loans was restated as a result of the application of the average exchange rate between the US reporting currency and the Canadian functional currency.
h)	Proceeds from related party loans payable was adjusted to reflect the receipt of the cash amount, net of any gain on imputed interest.
i)
The effect of the foreign exchange on cash was restated to recognize the use of an average foreign exchange rate for the preparation of the Statement of Cash Flows and the balance sheet foreign exchange rate for the Balance sheet translation.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Consolidated Balance Sheet
	March 31, 2008
	As previously reported	As restated
Current assets
Cash	$34,801	$84,652
Accounts receivable	494,184	729,375
Total current assets	528,985	814,027

Plant and equipment	96,063	111,859
Non-current assets	14,779	4,155
Total Assets	$639,827	$930,041

Current liabilities
Accounts payable and accrued liabilities	$115,326	$296,897
Income taxes	-	53,845
Total current liabilities	115,326	350,742
Deferred rent	-	37,283
Related party loans payable	324,850	303,280
Minority interest	280,525	232,792

Shareholder’s equity
Share capital	9,157	9,157
Contributed surplus	89,900	283,259
Accumulated other comprehensive loss	-	5,114
Accumulated deficit	(179,931)	(291,586)
	(80,874)	5,944

Total shareholder’s equity	$639,827	$930,041

a)
Cash was restated as a result of the transfer of a number of stale dated cheques that had been issued to a shareholder for payment of services rendered that were not going to be replaced, but rather constituted a non-interest bearing amount due to the shareholder.

b)
Accounts receivable were restated as a result of the incorrect accounting of invoices which were booked subsequent to the fiscal year but were in respect of services rendered in the fiscal year ended March 31, 2008.  In addition, a tax refund was received subsequent to the year-end relating to prior periods and refundable Goods and Services Taxes resulting from errors in the period of recognition of revenues and expenses.

c)
Plant and equipment was restated as a result of an incorrect exchange rate used in translating the balances at year end.  A historical exchange rate had been applied rather than the year end exchange rate.

d)	Other non-current assets were restated to eliminate amounts recorded as deposits for rental property.
e)
Accounts payable were restated as a result of the incorrect accounting for invoices that were recorded in the subsequent period but related to services rendered during the fiscal year ended March 31, 2008.

f)	Income taxes payable has been updated to reflect the changes made to the financial statements.
g)	Deferred rent has been updated to reflect the straight line rent calculation.
h)	Related party loans payable was restated to account for the imputed interest associated with the receipt of non-interest bearing shareholder loans as a result of cheques that were not cashed.
i)	Minority interest was restated as a result of the adjustments noted above impacting the partially owned subsidiary.
j)
Contributed surplus was restated to reflect the correct stock based compensation expense incurred in the current and prior periods and to account for the gain in the fair valuing of the related party loans payable.

k)
Accumulated deficit was restated as a result of the cumulative errors in the reporting of revenue and expenses and as a result of errors for the period ended March 31, 2008 and for errors identified that related to years prior to March 31, 2008.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Consolidated Statement of Operations
	March 31, 2008
	As previously reported	As restated
Revenues	$2,364,945	$2,364,335

Costs of services and product revenue	1,293,100	1,274,111

Gross profit	1,071,845	1,090,224
Expenses
General and administrative	663,391	758,316
Research and development	209,437	178,125
Interest and bank charges	-	685
Stock based compensation	62,500	70,935
Amortization of property and equipment	30,121	29,673
	965,449	1,037,734
Other income and expense	7,285	-
Interest on shareholder loans	-	24,599
Income from before income tax and minority interest	99,111	27,891

Income tax expense	-	73,594

Net income (loss) before minority interest	99,111	(45,703)

Minority interest in consolidated subsidiary	153,965	101,475

Net loss	$(54,854)	$(147,178)

Other Comprehensive loss
Translation adjustment on foreign exchange	-	5,114

Total comprehensive loss	$(54,854)	$(142,064)

a)	Revenues were restated to reflect an error in recording invoices for services rendered during the year ended March 31, 2008 in the subsequent year.
b)	Costs of services and product revenue were restated as a result of errors in recording invoices for services received during the year ended March 31, 2008 in the subsequent fiscal year.
c)	General and administrative expenses were restated as a result of errors in recording expenses in the correct accounting period and the reclassification of expenses between categories.
d)	Research and development costs were adjusted as a result of the errors in recording invoices in the correct accounting period and the reclassification of expenses between categories.
e)
Interest on shareholder loans was restated as a result of the calculation of the imputed interest applicable to discounting the shareholder loan to fair value using an estimated interest rate of between 8.25% and 10%.

f)
Amortization of plant and equipment was restated to reflect the average exchange rate for the year ended March 31, 2008 instead of the historical interest rate applied at the time the assets were acquired.

g)	Other income and expenses were restated as a result of an error in the treatment of the translation of the financial statements from the Canadian functional currency into a US reporting currency.
h)	Income tax expense was restated to reflect that tax provision applicable after the adjustments noted above were made and the applicable tax rate applied on an entity-by-entity basis.
i)	Minority interest in the consolidated subsidiary was restated as a result of the impact of the above-noted restatements to the Statement of Operations of the consolidated subsidiary.
j)
Translation adjustment to comprehensive income was restated to reflect the accounting for the translation of the Consolidated financial statements from the Canadian functional currency to the US reporting currency.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Consolidated Statement of Cash Flow

	March 31, 2008
	As previously reported	As restated
Operating Activities
Net loss	$(54,854)	$(147,178)
Items not affecting cash
Minority interest in consolidated subsidiary	153,965	101,475
Amortization of plant and equipment	30,121	29,673
Stock based compensation	62,600	70,935
Imputed interest on shareholder loan	-	24,599
Changes in non-cash working capital	(229,366)	(96,210)
Net cash provided by (used in) operating activities	(37,534)	(16,706)

Investing activities
Purchase of property and equipment	(39,972)	(39,584)

Net cash provided by (used-in) investing activities	(39,972)	(39,584)

Net cash provided by financing activities	-	-

Effect of exchange rate on cash	37,475	15,177
Net decrease in cash	(40,031)	(41,113)
Cash, beginning of year	74,832	125,765
Cash, end of year	$34,801	$84,652

a)	Net loss was restated to reflect the change in the Statement of Operations resulting from the errors noted above.
b)	Items not affecting cash were restated as a result of the errors noted above.
c)	Changes in the non-cash working capital were restated, primarily as a result of the errors noted in the timing of the recording or revenues and expenses.
d)	Purchase of plant and equipment was restated to reflect the errors in translating into a US reporting currency.
e)	Increase in loans from related parties is restated to reflect the cash received.
f)
The effect of the foreign exchange on cash was restated to recognize the use of an average foreign exchange rate for the preparation of the Statement of Cash flows and the balance sheet foreign exchange rate for the Balance sheet translation.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

6.	ACCOUNTS RECEIVABLE

Accounts receivable for the year ended March 31:

	2009	2008
Trade accounts receivable	$318,576	$692,008
Goods and services tax receivable	78,984	37,367
	$397,560	$729,375

Within the trade accounts receivable balances for 2009, 97% of the balance is due from 4 customers.  Within the trade receivable balance for 2008, 98% of the balance due is from 3 customers.

7.	PLANT AND EQUIPMENT

As at March 31, 2009, the net book value of the plant and equipment is as follows:
		Accumulated
	Cost	amortization	Net book Value
Office equipment	$19,328	$6,958	$12,370
Vehicles	17,886	11,959	5,927
Machinery and equipment	655,821	169,421	486,400
Leasehold improvements	22,120	9,479	12,641
	$715,155	$197,817	$517,338

As at March 31, 2008 the net book value of the plant and equipment is as follows:
		Accumulated
	Cost	amortization	Net book Value
Office equipment	$23,728	$4,746	$18,982
Vehicles	21,958	11,562	10,396
Machinery and equipment	120,239	58,708	61,531
Leasehold improvements	27,155	6,205	20,950
	$193,080	$81,221	$111,859

8.	INTANGIBLE ASSETS

		Accumulated
	Cost	amortization	Net book Value
Trade marks	$25,983	$5,198	$20,785

There were no intangible assets as at March 31, 2008.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

9.	TERM LOAN

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.
The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and repayments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.25%, is as follows:

Fiscal year ended March 31,

2010	$17,785
2011	18,742
2012	19,750
2013	20,812
2014	21,932
Thereafter	96,692
Total amount payable	195,713
Less Current portion	17,785
$177,928

10.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	2009	2008
Due to shareholder	$527,957	$426,347
Due to related party	39,676	-
	567,633	426,347
Less: discount to fair value	(122,125)	(123,067)
	$445,508	$303,280

The amounts due to shareholder and amounts due to related party are unsecured, non-interest bearing with no specific terms of repayment.  The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.5% and 10%.   Imputed interest was $30,010 (2008: $24,599).

The Company rents three pieces of equipment on a month to month basis from a company owned by a relative of the CEO.  Rent expense for the year ended March 31, 2009 was $66,927 (2008: $10,562).  Management considers the rental rate paid by the Company to the related party to be at market rates.

The CEO is the 49.9 % minority shareholder of Conforce 1 Container Terminals, Inc.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

11.	SHARE CAPITAL

Preferred Shares
At March 31, 2009 and 2008, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at March 31, 2009 and 2008 no preferred shares were issued and outstanding.

Common Stock
At March 31, 2009 and 2008, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at March 31, 2009 and 2008 there were 120,001,000 shares issued and outstanding.

Stock Transactions
On October 26, 2006, the Company entered into an employment agreement (the “VP Employment Agreement”) with its Vice-President, Product Development.  The initial term of the VP Employment Agreement was twelve months.  Pursuant to the terms of the VP Employment Agreement, a founding shareholder of Conforce agreed to provide 10,000 shares of his personal Common stock per month for a twelve month period.  In addition, a founding shareholder of Conforce agreed to provide 200,000 of his personal shares of Common Stock at the end of the employment term (i.e. October 26, 2007) Shares provided under the VP Employment Agreement during the year ended March 31, 2008 totaled 270,000 and were valued at $70,935 and shares provided during the year ended March 31, 2007 totaled 50,000 and were valued at $50,665.  These valuations were based on the trading value of shares of the Common Stock on the date the shares were provided which in all cases occurred on the same day.

On October 31, 2007, the Company entered into an extension of the VP Employment Agreement for a period of twelve months, through October 31, 2008.  In accordance with this extension, additional compensation in the form of common stock of the Company would be granted if certain performance criteria were satisfied in connection with the development of the EKO-FLOR products.  A founding shareholder of Conforce agreed to provide the common shares required under the terms of this extension.  As at March 31, 2009 none of the performance criteria were met, consequently, no additional shares of Common Stock were provided under the VP Employment Agreement.

On October 31, 2008, the Company further extended its VP Employment Agreement for an additional twelve months to October 31, 2009.  Under this extension, the Company agreed to provide 320,000 shares of common stock at the end of the period provided certain performance criteria were satisfied in connection with the development and commercialization of Eko-Flor products.  If required, a founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.   As at March 31, 2009, the performance criteria were not satisfied in connection with the development of the Eko-Flor products and as such, no common stock was transferred to the VP Product Development.    The agreement also provided for the granting of an additional 80,000 shares of common stock at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to provide these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.

12.	COMMITMENTS

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

Future lease commitments are as follows:

2010	$294,094
2011	293,085
2012	153,619
2013	8,820
$749,618

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

13.	INCOME TAXES

The provision for income taxes for the years ended March 31 consists of the following:
	2009	2008

Income tax	$12,690	$73,594
Deferred income tax expense (benefit)	(81,390)	-
Change in valuation allowance	81,390	-
Provision for income taxes	$12,690	$73,594

The reconciliation of income tax expense (benefit) for the years ended March 31 computed combined federal and provincial statutory rate to income tax expense (benefit) is as follows:

	2009	2008

Income tax expense (benefit) at combined statutory tax of 33%	$(116,386)	9,204

Permanent differences, net	22,306	72,992
Adjustment of temporary differences to income tax returns	-	(8,602)
Change in valuation allowance	81,390	-

Income tax expense	$12,690	$73,594

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows:

	2009	2008
Deferred tax assets:
Net operating loss and other carry forwards	$31,848	$-
Property and equipment amortization	48,743	-
Intangible asset amortization	799	-

Total deferred tax assets	81,390	-

Valuation allowance	(81,390)	-

	$-	$-

As at March 31, 2009 the Company had net operating loss carry forwards of approximately $244,170 for both Federal and Provincial tax purposes, which expire in varying amounts between 2018 and 2019.  The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

14.	FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a corporation’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007. The Company adopted this new guidance effective April 1, 2008. This standard did not change the Company’s consolidated financial position, results of operations or cash flows. For non-financial assets and non-financial liabilities, the standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company plans to adopt this guidance effective April 1, 2009. Conforce is currently assessing the effect this standard may have on the Company’s results of operations and consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a corporation may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159, for financial assets and financial liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this new guidance effective April 1, 2008. This standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Fair Values
Generally accepted accounting principles require that the Company disclose information about the fair value of its financial assets and liabilities.  Fair value estimates are made at the balance sheet date based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties in significant matters of judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these instruments.

The fair value of the related party loans payable is calculated assuming the amounts outstanding will be repaid on March 31, 2012 and have imputed interest of between 6.5% and 10%.

The fair value of term loans is calculated based on interest rates that are consistent with the current rates offered to the Company for debt with similar terms.

Credit Risk
Credit risk arises from the potential that a counter party will fail to perform its obligations. The Company is exposed to credit risk from both customers and on amounts held on deposit in financial institutions. In order to reduce its credit risk, the Company reviews a new customer's credit history before extending credit and conducts regular reviews of its existing customers' credit performance. An allowance for doubtful accounts may be established based upon factors surrounding the credit risk of specific accounts, historical trends and other information.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Currency Risk
Currency risk is the risk to the Company's earnings that arise from fluctuations of foreign exchange rates and the degree of volatility of these rates. For the container operations the customers and suppliers are located in Canada and there is limited exposure to currency risk.  The EKO-FLOR operations will have international customers and the sale of product may be negotiated in a currency other than the Canadian functional currency.  Purchase of equipment and supplies will also be sourced from foreign sources.  Because of current limited activity in the EKO-FLOR operations fluctuations in the foreign exchange rates will not be significant.

Interest rate risk
The Company has almost ten years remaining on a term loan which is variable based on current prime rate  An increase/decrease of 3% in the interest rates would increase/decrease the annual interest expense by approximately $5,800.

Liquidity risk
The Company manages its liquidity risk by preparing and reviewing actual and forecasted cash flows.  There are no assurances the sources of funds will be available to satisfy current obligations as noted in Note 2 Going Concern.

15.	BUSINESS SEGMENTS

The Company operated in two reportable business segments; Container Terminal, and EKO-FLOR.  The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company.  The subsidiary is responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR product.  Operations to date have been research and development and an order from one customer.

Business Segments –For the Year Ended March 31, 2009
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$1,553,540	$346,211	$1,899,751

Cost of services and product revenue	813,224	384,730	1,197,954
Interest expense	25,304	7,888	33,192
Amortization of long lived assets	22,447	130,528	152,975
Income tax expense	12,690	-	12,690
Other expenses	654,123	214,192	868,315

Minority Interest	12,855	-	12,855

Net income (loss)	$12,897	$(391,127)	$(378,230)

Total Assets, March 31, 2009

Container Terminals	$353,966
EKO-FLOR	734,401
Consolidated Total Assets	$1,088,367

For the year ended March 31, 2009, 95% of the Container Terminal revenue was generated by three major customers and 100% of the EKO-FLOR revenue was generated from a single customer.

Conforce International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2009 and 2008

Business Segments –For the Year Ended March 31, 2008 (restated)
	Container
	Terminals	EKO-FLOR		Consolidated

Revenues	$2,364,335	$-		$2,364,335

Cost of services and product revenue	1,274,111	-		1,274,111
Interest expense	25,284	-		25,284
Amortization of long lived assets	29,673	-		29,673
Income tax expense	73,594	-		73,594
Other expenses	758,316	249,060		1,007,376
Minority interest	101,475		-	101,475
Income (Loss)	$101,882	$(249,060)		$(147,178)

Total Assets, March 31, 2008

Container Terminals	$930,041
EKO-FLOR	-
Consolidated Total Assets	$930,041

For the year ended March 31, 2008, 95% of the Container Terminal revenue was generated by three customers.

16.	CHANGES IN NON-CASH WORKING CAPITAL

	2009	2008
	(restated)	(restated)

Accounts receivable	$219,708	$(332,171)
Inventory	(71,847)	-
Non-current assets	-	4,132
Accounts payable and accrued liabilities	176,808	148,558
Income taxes payable	45,541	53,550
Deferred rent	13,374	29,721
	$383,584	$(96,210)

17.	COMPARATIVE STATEMENTS

The restated comparative figures have been reclassified to conform to the current year’s presentation.