Form 10-Q/A
period 2009-06-30
Conforce International, Inc.
filed 2010-04-30
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Conforce International, Inc. is filing this Amendment on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, originally filed August 28, 2009 (the “Original Filing”) to amend and restate the previously-filed consolidated financial statements for the quarter ended June 30, 2009 and 2008 (and related disclosures) and to correct other errors in the originally filed report.  Accordingly, the following sections have been amended: financial statements for the quarters ended June 30, 2009 and 2008 contained in Part 1. Item 1, and conforming changes to the Results of Operations section contained in Part 1, Item 2.  In addition the following sections have been amended to correct errors: Management’s report on Internal Control over Financial Reporting contained in Part I Item 4 of this Amendment. The errors were discovered after a change in auditors prompted management to conduct a thorough review of its previously filed financial statements, Form 10-K and Form 10.

This Amendment also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 hereof. In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report August 28, 2009, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Conforce International, Inc.
UNAUDITED CONSOLIDATED INTERIM BALANCE SHEETS
For the periods ended June 30, 2009 (unaudited) and March 31, 2009 (audited)

	June 30, 2009	March 31, 2009
	(unaudited) (restated)	(audited)
	(see note 5)	(see note 5)

Assets
Current Assets
Cash	$117,641	$72,232
Accounts receivable	313,337	397,560
Inventory	24,936	64,276
	455,914	534,068

Plant and equipment	533,497	517,338
Intangible assets	21,395	20,785
Non-current assets	12,369	16,176

	$1,023,175	$1,088,367

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$256,265	$400,016
Income taxes payable	159,421	84,601
Current portion of term loan (note 6)	19,520	17,785
	435,206	502,402

Deferred rent	42,644	42,334
Related party loans payable (note 7)	558,437	445,508
Term loan (note 6)	187,912	177,928

	1,224,199	1,168,172

Shareholders’ equity (deficiency)
Share capital (note 8)	9,157	9,157
Contributed surplus	383,105	340,684
Accumulated other comprehensive income	31,972	39,049
Accumulated deficit	(846,455)	(669,816)
	(422,221)	(280,926)

Noncontrolling interest	221,197	201,121

Total shareholders’ equity (deficiency)	(201,024)	(79,805)

	$1,023,175	$1,088,367
Going concern (note 2) Commitment (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
For the three months ended June 30, 2009 and 2008

	2009	2008
	(restated)	(restated)
	(see note 5)	(see note 5)

Container service revenue	$259,029	$622,031
Composite product revenue	294,013	-
	553,042	622,031

Cost of services	111,904	325,700
Cost of product revenue	336,480	-
	448,384	325,700

Gross profit	104,658	296,331

Expenses
General and administrative	155,137	308,648
Research and development	-	14,286
Interest on term loan	2,840	-
Interest and bank charges	992	129
Stock based compensation (note 8)	30,330	-
Amortization of plant and equipment	28,685	6,264
Amortization of intangible assets	1,122	-
Loss on foreign exchange	8,713	-
	218,019	329,327

Loss before non-operating item	(123,161)	(32,996)

Interest on related party loans payable (note 7)	10,406	6,848
Loss before income tax	(133,567)	(39,844)

Income tax expense	22,996	17,326

Net loss	(156,563)	(57,170)

Noncontrolling interest	20,076	14,136

Net loss attributable to Conforce International, Inc.	(176,639)	(71,306)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	(7,077)	1,755

Total comprehensive loss	$(183,716)	$(69,551)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2009 and 2008

	2009	2008
	(restated)	(restated)
	(see note 5)	(see note 5)

Operating activities
Net loss attributable to Conforce International, Inc.	$(176,639)	$(71,306)
Items not affecting cash
Amortization of plant and equipment	28,685	6,264
Amortization of intangible assets	1,122	-
Imputed interest on related party loans payable	10,406	6,848
Stock based compensation	30,330	-
Noncontrolling interest	20,076	14,136
	(86,020)	(44,060)
Changes in non-cash working capital (note 12)	49,326	(78,909)

Net cash used in operating activities	(36,694)	(122,969)

Investing activities
Purchase of plant and equipment	(1,704)	-
Non-current assets	5,140	-

Net cash provided by investing activities	3,436	-

Financing activities
Repayment of term loan	(4,620)	-
Advances from related parties	77,109	64,852

Net cash provided by financing activities	72,489	64,852

Effect of foreign exchange on cash	6,178	1,152

Increase (decrease) in cash during the period	45,409	(56,965)

Cash, beginning of the period	72,232	84,652

Cash, end of the period	$117,641	$27,687

Supplemental cash flow information
Cash paid for interest	$2,840	$-

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the periods ended June 30, 2009 (unaudited).

	Common Stock		Contributed	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Surplus	interest	Deficit	Income

Balance as at March 31, 2009 (audited)	120,001,000	$9,157	$340,684	$201,121	$(669,816)	$39,049	$(79,805)

Stock based compensation		-	30,330		-	-	30,330
Gain on imputed interest		-	12,091		-	-	12,091
Noncontrolling interest				20,076			20,076
Net loss		-	-		(176,639)	-	(176,639)
Translation adjustment		-	-		-	(7,077)	(7,077)

Balance as at June 30, 2009 (unaudited) (restated)	120,001,000	$9,157	$383,105	$221,197	$(846,455)	$31,972	$(201,024)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

1.	DESCRIPTION OF BUSINESS

The Company has two operations, the first is providing handling, storage and transportation of overseas containers for international shipping lines as well as domestic retailers through its 50.1% owned subsidiary Conforce 1 Container Terminals Inc.  The second, is the development and testing of a polymer based composite shipping container flooring product trademarked under the name EKO-FLOR through its 100% owned subsidiary Conforce Containers Corporation.  The composite flooring product has been designed to provide an environmentally friendly product to increase container versatility while reducing shipping costs.

The Company was incorporated on May 18, 2004 in the state of Delaware as Now Marketing Corp. and was renamed on May 25, 2005 to Conforce International Inc.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at June 30, 2009 the Company had net cash outflows from operations of $36,694 and will require additional funding which, if not raised, may result in the curtailment of activities. The Company has incurred a net loss of $176,639 for the three months ended June 30, 2009 and has an accumulated deficit of $846,455 as at June 30, 2009. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

Management regularly reviews and considers the current and forecast activities of the Company in order to satisfy itself as to the viability of operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecast cash requirements and balances. Based on these evaluations management concluded that the Company is able to continue as a going concern for the next twelve months.

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

3.	BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and are presented in US dollars, unless otherwise noted. Accordingly, they do not include all of the information and footnotes required by GAAP for annual consolidated financial statements.

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2009.   These interim consolidated financial statements follow the same accounting policies in the audited consolidated financial statements for the year ended March 31, 2009, except the adoption of the FAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”  which, according to the standard, has been adopted prospectively.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

4.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ", ("FAS No. 160"). FAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We adopted FAS No. 160 on April 1, 2009.

In December 2007, the FASB issued Statement SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Corporation beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company has adopted this disclosure. See note 10.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective, and has been adopted by the Company, for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered not authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. Adoption by the Company is not expected to lead to any material impact on its consolidated financial position, results of operation or cash flows.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

5.	RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENT

In connection with the preparation of the March 31, 2009 audited financial statements, the Company noted a number of errors in the previously reported March 31, 2009 financial statements and the comparative financial statement for the year ended March 31, 2008 as well as the interim financial statements for the three months ended June 30, 2009.  These errors impacted a number of statements as summarized below:

Consolidated Balance Sheet
	June 30, 2009
	As previously reported	As restated
Current assets
Cash	$(17,225)	$117,641
Accounts receivable	242,023	313,337
Inventory	-	24,936
Total current assets	224,798	455,914

Plant and equipment	553,766	533,497
Intangible assets	-	21,395
Non-current assets	76,624	12,369
Total Assets	$855,189	$1,023,175

Current liabilities
Accounts payable and accrued liabilities	$87,557	$256,265
Bank indebtedness	207,470	-
Shareholders’ loans	729,529	-
Income taxes payable	-	159,421
Current portion term loan	-	19,520
Total current liabilities	1,024,557	435,206

Deferred rent	-	42,644
Related party loans payable	-	558,437
Term loan	-	187,912

Shareholders’ equity
Share capital	9,157	9,157
Contributed surplus	-	383,105
Accumulated other comprehensive loss	-	31,972
Accumulated deficit	(178,525)	(846,455)
	(169,368)	(422,221)
Noncontrolling interest	-	221,197
Total shareholders’ equity	(169,368)	(201,024)

Total liabilities and shareholders’ equity	$855,189	$1,023,175

a)	Cash was restated as a result of the recording of duplicate cheques issued in error for the period ended June 30, 2009.
b)
Accounts receivable was restated as a result of an error in not recording the foreign exchange associated with holding receivables denominated in a foreign currency and the correct accounting for refundable goods and service taxes resulting from the correction to purchases and payments.

c)	Inventory was restated as a result of an error in expensing raw materials that remained unused at June 30, 2009.
d)	Plant and equipment was restated as a result of using the incorrect exchange rate in translating the balances at year end.
e)	Intangibles assets were restated as a result of incorrectly expensing the items during the prior period.
f)	Other assets were restated as a result of cumulative errors from prior year and some amounts were expensed when incurred.
g)	Accounts payable were restated as a result of correcting the timing of the recognition of certain expenses that were recorded in subsequent periods.
h)	Income taxes payable were not calculated in the current period or prior years.
i)	The current portion of term loan payable was not previously calculated.
j)	Deferred rent was not calculated in prior years.
k)
Related party loans payable were reclassified into long term liabilities and restated due to the cumulative effect of prior year’s errors and calculation of fair value with the associated imputed interest for related party loans entered into during the year.

l)	The long term portion of the term loan was reclassified from bank indebtedness.
m)
Noncontrolling interest was restated as a result of the correction of prior period errors and adjustments reflecting errors noted in the current year statement of operations for the consolidated subsidiary.

n)	Contributed surplus was restated to reflect the correct stock based compensation expense incurred in the current and prior periods and to account for the fair valuing of related party loans payable.
o)	Accumulated other comprehensive loss was restated to reflect the correct accounting for the translation of the financial statements from the functional Canadian currency to the US reporting currency.
p)	Accumulated deficit was restated as a result of the cumulative errors in the revenue and expenses and as a result of errors identified that related to prior years.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2009
	As previously reported	As restated

Revenues	$446,786	$553,042

Costs of sales	373,333	448,384

Gross profit	73,453	104,658
Expenses
General and administrative	10,755	155,137
Research and development	135,198	-
Interest on term loans	-	2,840
Interest and bank charges	-	992
Stock based compensation	-	30,330
Amortization of plant and equipment	-	28,685
Amortization of intangible asset	-	1,122
Loss on foreign exchange	54,986	8,713
	200,939	227,819

Loss before non-operating items	(127,486)	(123,161)

Interest on related party loans payable	-	10,406
	(127,486)	(133,567)

Income tax expense	-	22,996

Net loss	(127,486)	(156,563)

Noncontrolling interest	(65,615)	20,076

Net loss attributable to Conforce International, Inc.	$(63,870)	$(176,639)

Other Comprehensive loss
Translation adjustment on foreign exchange	-	(7,077)

Total comprehensive loss	$(63,870)	$(183,716)

a)	Revenues were restated as a result of the errors caused by the incorrect timing of the recognition of invoices and by recording foreign currency transaction in the nominal functional currency.
b)	Cost of sales were restated as a result of errors caused by the incorrect timing of the recognition of expenses and the misclassification of expenses.
c)	General and administrative expenses were restated as a result of errors in recording expenses in the correct accounting period, or misclassification of expenses into the incorrect category.
d)	Research and development costs were adjusted as a result of the errors in classification of the expenses.
e)	Interest on term loan was reclassified as a separate item, where it had been incorrectly classified as General and administrative costs.
f)	Amortization of plant and equipment was not previously calculated.
g)	Amortization of intangible assets was not previously calculated.
h)	Loss on foreign exchange was restated as a result of an error in the treatment of the translation of the financial statements from the functional Canadian currency into a US reporting currency.
i)
Interest on related party loans payable was restated as a result of the calculation of the imputed interest applicable to discounting the loan to fair value using an estimated interest rate of between 6.25% and 10%.

j)	Interest and bank charges was restated as a result of the mis-classification of the expense in General and administrative expenses.
k)	Income tax expense was restated to reflect the tax provision applicable after the adjustments noted above were made and the applicable tax rate applied on an entity-by-entity basis.
l)	Noncontrolling interest was restated as a result of the impact of the above restatements on the statement of operations of the consolidated subsidiary.
m)
Translation adjustment to comprehensive income was restated to reflect the correct accounting for the translation of the consolidated financial statements from the functional Canadian currency to the US reporting currency.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

Consolidated Statement of Cash Flow
	For the three months ended June 30, 2009
	As previously reported	As restated
Operating Activities
Net loss attributable to Conforce International Inc.	$(63,870)	$(176,639)
Items not affecting cash
Amortization of plant and equipment	-	28,685
Amortization of intangible assets	-	1,122
Imputed interest on related party loans payable	-	10,406
Stock based compensation	-	30,330
Noncontrolling interest	(63,615)	20,076
Changes in non-cash working capital	361,566	49,326
Net cash provided by operating activities	234,080	(36,694)

Investing activities
Purchase of plant and equipment	(599,892)	(1,704)
Non- current assets	-	5,140
Net cash used in investing activities	(599,892)	3,436

Financing activities
Repayment of term loan	-	(4,620)
Advances from related parties	-	77,109
Net cash provided by financing activities	-	72,489

Effect of exchange rate on cash	47,149	6,178
Net increase (decrease) in cash	(318,663)	45,409
Cash, beginning of period	34,801	72,232
Cash, end of period	$(283,862)	117,641

a)	Net loss was restated to reflect the change in the Statement of Operations resulting from the errors noted above.
b)	Items not affecting cash were restated as a result of the errors noted above.
c)	Changes in the non-cash working capital were restated, primarily as a result of the errors noted in the timing of the recording or revenues and expenses.
d)	Purchase of plant and equipment was restated to reflect the actual purchases during the period.
e)	Repayment of term loans was restated to disclose the payment made on the term loan.
f)	Advances from related parties restated to disclose the receipt of cash.
g)
The effect of the foreign exchange on cash was restated to recognize the use of an average foreign exchange rate for the preparation of the Statement of Cash flows and the balance sheet foreign exchange rate for the Balance sheet translation.

h)	Cash at the beginning and the end of the period was restated to reflect the disclosed balance in cash as disclosed on the balance sheet.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

Consolidated Balance Sheet March 31, 2009

The June 30, 2008 unaudited consolidated balance sheet was included in the originally filed form 10Q and has been replaced with the audited consolidated balance sheet for the fiscal year ended March 31, 2009 in conformity with the requirements of Regulation S-X.

Consolidated Statement of Operations

	For the three months ended June 30, 2008
	As previously reported	As restated

Revenues	$712,306	$622,031

Costs of sales	461,539	325,700

Gross profit	250,767	296,331
Expenses
General and administrative	224,315	308,648
Research and development	41,016	14,286
Interest and bank charges	-	129
Amortization of plant and equipment	9,933	6,264
	275,264	329,327

Loss before non-operating item	(24,497)	(32,996)
Interest on shareholder loans	-	6,848
Loss from operations	(24,497)	(39,844)

Income tax expense	-	17,326

Net loss before noncontrolling interest	(24,497)	(57,170)

Noncontrolling interest	12,273	14,136

Net loss	$(12,224)	$(71,306)

Other Comprehensive loss
Translation adjustment on foreign exchange	-	1,755

Total comprehensive loss	$(12,224)	$(69,551)

a)	Revenues were restated to reflect errors in the timing of the recognition of invoices for services rendered during the three month period ended June 30, 2008.
b)	Cost of sales was restated as a result of errors in the timing of the recording of expenses for services received during the three months ended June 30, 2008.
c)	General and administrative expenses were restated as a result of errors in recording expenses in the correct accounting period and the reclassification of expenses between categories.
d)
Research and development costs were adjusted as a result of the errors in recording invoices in the correct accounting period and the reclassification of expenses between categories or capitalization of expenses.

e)
Interest on shareholder loans was restated as a result of the calculation of the imputed interest applicable to discounting the shareholder loan to fair value using an estimated interest rate of between 8.25% and 10%.

f)
Amortization of plant and equipment was restated to reflect the average exchange rate for the three months ended June 30, 2008 instead of the historical interest rate applied at the time the assets were acquired.

g)	Income tax expense was restated to reflect that tax provision applicable after the adjustments noted above were made and the applicable tax rate applied on an entity-by-entity basis.
h)	Noncontrolling interest was restated as a result of the impact of the above restatements on the statement of operations of the consolidated subsidiary.
i)
Translation adjustment to comprehensive income was restated to reflect the accounting for the translation of the Consolidated financial statements from the Canadian functional currency to the US reporting currency.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

Consolidated Statement of Cash Flow

	For the three months ended June 30, 2008
	As previously reported	As restated
Operating Activities
Net income (loss )	$190,914	$(71,306)
Items not affecting cash
Amortization of plant and equipment	93,010	6,264
Imputed interest on shareholder loan	-	6,848
Noncontrolling interest	-	14,136
Changes in non-cash working capital	(229,366)	(78,909)
Net cash provided by (used in) operating activities	54,558	(122,969)

Investing activities
Purchase of plant and equipment	(39,972)	-

Net cash provided by (used-in) investing activities	(39,972)	-

Advances from related parties	-	64,852
Net cash provided by financing activities	-	64,852

Effect of exchange rate on cash	37,475	1,152
Net increase in cash	52,061	(56,965)
Cash and cash equivalents at beginning of year	74,832	84,652
Cash and cash equivalents at end of year	$126,893	$27,687

a)	Net loss was restated to reflect the change in the Statement of operations resulting from the errors noted above.
b)	Items not affecting cash were restated as a result of the errors noted above.
c)	Changes in the non-cash working capital were restated, primarily as a result of the errors noted in the timing of the recording or revenues and expenses.
d)	Purchase of plant and equipment was restated to reflect the errors in recording of acquisitions.
e)	Increase in loans from related parties is restated to reflect the cash received.
f)
The effect of the foreign exchange on cash was restated to recognize the use of an average foreign exchange rate for the preparation of the Statement of Cash flows and the balance sheet foreign exchange rate for the Balance sheet translation.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

6.	TERM LOAN

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.25%

For the period ended June 30,

2010	$19,520
2011	20,570
2012	21,676
2013	22,842
2014	24,071
Thereafter	98,753
Total amount payable	207,432
Less Current portion	19,520
$187,912

7.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	June 30 , 2009	March 31, 2009
Due to shareholder	$572,083	$527,957
Due to related party	120,379	39,676
	692,462	567,633
Less: discount to fair value	(134,025)	(122,125)
	$558,437	$445,508

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

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10%.   Imputed interest for the three months ended June 30, 2009 was $10,406 (2008: $ 6,848).

The Company rents three pieces of equipment on a month to month basis from a company owned by a relative of the CEO.  Rent expense for the three months ended June 30, 2009 was $20,889 (2008: $nil).    The rental rate paid by the Company to the related party is felt by management to be at market rates.

The CEO is the 49.9 % noncontrolling shareholder of Conforce 1 Container Terminals, Inc.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

8.	SHARE CAPITAL

Preferred Shares
At June 30, 2009, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at June 30, 2009 and March 31, 2009 no preferred shares were issued and outstanding.

Common Stock
At June 30, 2009 and March 31, 2009, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at June 30, 2009 and March 31, 2009 there were 120,001,000 shares issued and outstanding.

Stock Transactions
On October 31, 2007, the Company entered into an extension of the VP Employment Agreement for a period of twelve months, through October 31, 2008.  In accordance with this extension, additional compensation in the form of common shares of the Company would be granted if certain performance criteria were satisfied in connection with the development of the EKO-FLOR products.  A founding shareholder of Conforce agreed to provide the common shares required under the terms of this extension.  None of the performance criteria were met, consequently, no additional shares of Common Stock were provided under the VP Employment Agreement.

On October 31, 2008, the Company further extended its VP Employment Agreement for an additional twelve months to October 31, 2009.  Under this extension, the Company agreed to provide 320,000 shares of common shares at the end of the period provided certain performance criteria is satisfied in connection with the development and commercialization of Eko-Flor products.  If required, a founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.   As at March 31, 2009, the performance criteria were not satisfied in connection to the development of the Eko-Flor product and no common shares were transferred to the VP Product Development.    The agreement also provided for the granting of an additional 80,000 shares of common stock at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to provide these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the three months ended June 30, 2009, an additional 20,000 shares have been expensed under this compensation arrangement with a fair value of $2,228.

In March 2009, effective April 1, 2009, the Company entered into an employment agreement with its Vice- President Business Development for an initial term of twelve months.  For the first six months of this agreement the VP Business Development would be entitled to 400,000 shares of common stock in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at June 30, 2009, 200,000 common shares have been expensed under this agreement with a fair value of $28,102, based on the trading value at the date of grant, being April 1, 2009.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

9.	COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are $3,543.

The Company leases container terminal site space under a lease which originally ran from April 2004 to March 2007. The lease was renewed in April 2007 for an additional five year term to March 2012 with monthly lease payments of $13,815 per month.

In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are $8,512 and will run until December 2011.
Future lease commitments for the fiscal years ending:

2010	$238,164
2011	318,827
2012	166,458
2013	9,557
$733,006

10.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and debt instruments including related party loans payable. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments excluding related party loans are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods up to fiscal 2012.  The fair value of the Company’s related party loans totalled $558,437 as of June 30, 2009 and $445,508 as of March 31, 2009.

11.	BUSINESS SEGMENTS

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

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

Business Segments –For the three months ended June 30, 2009 (restated)

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$259,029	$294,013	$553,042

Costs of services and product revenue	111,904	336,480	448,384
Interest expense and bank charges	7,378	6,860	14,238
Amortization of long lived assets	4,506	25,301	29,807
Income tax expense	22,996	-	22,996
Other expenses	72,012	122,168	194,180
Noncontrolling interest	20,076		20,076
Net loss	$20,157	$(196,796)	$(176,639)

 Total Assets, June 30, 2009

Container Terminals	$397,175
EKO-FLOR	626,000

Consolidated Total Assets	$1,023,175

For the three months ended June 30, 2009, 95% of the Container Terminal revenue is generated from 3 major customers and 100% of the EKO-FLOR revenue is generated from a single customer.

Business Segments –For the three months ended June 30, 2008 (restated)

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$622,031	$-	$622,031

Costs of services and product revenue	325,700	-	325,700
Interest expense and bank charges	6,977	-	6,977
Amortization of long lived assets	6,264	-	6,264
Income tax expense	17,326	-	17,326
Other expenses	237,434	85,500	322,934
Noncontrolling interest	14,136	-	14,136
Net loss	$14,194	$(85,500)	$(71,306)

Total Assets, March 31, 2008

Container Terminals	$871,608
EKO-FLOR	-

Consolidated Total Assets	$871,608

For the three months ended June 30, 2008, 95% of the Container Terminal revenue is generated from 3 customers.

Conforce International, Inc.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
For the three months ended June 30, 2009 and 2008.

12.	CHANGES IN NON-CASH WORKING CAPITAL
	2009	2008
	(restated)	(restated)

Accounts receivable	$117,031	$1,828
Inventory	44,552	-
Accounts payable and accrued liabilities	(176,548)	(133,955)
Income taxes payable	67,507	53,996
Deferred Rent	(3,216)	(778)
	$49,326	$(78,909)

13.	COMPARATIVE STATEMENTS

The restated comparative figures have been reclassified to conform with the current year’s presentation.

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

PLAN OF OPERATIONS

In fiscal 2010, the Company’s primary focus will be on the commercialization of EKO-FLOR. With the introduction of EKO-FLOR revenues as a result of ms-1 panel orders, the reliance on the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to three EKO-FLOR products (as described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected.  As a result of the global economic downturn, quarter-over-quarter revenue, was lower by 58% for the period ended June 30, 2009 to $259,029 compared with $622,031 for the period ended June 30, 2008.

Expansion for Conforce is expected to come from EKO-FLOR ms-1 in fiscal 2010 and cs-4 in fiscal 2011, where the Company believes that notwithstanding the current economic slowdown, significant growth potential exists with the introduction of composite flooring to the transportation industry. Should the container industry in 2010 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers, the Company would still experience significant growth assuming we are able to meet expectations of orders totalling approximately 60,000 units or approximately 2% of total new build volume.

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

Once the trials are complete and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for fiscal 2011. Provided that volume commitments are secured and that such commitments are in-line with Conforce expectations of 60,000 - 80,000 TEU for fiscal 2010, then the Company will begin the process of formalizing the details of a financial offering that will adequately capitalize the establishment of a company owned facility in Asia. As such, the Company would require financing of between $8 and $10 million.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  When Conforce receives such written product orders, various financing avenues will be considered such as private placements or public offerings.  Depending on market and economic conditions at such time as the capital is required, the Company will consider its options as they relate to the structure of the offering in terms of debt versus equity and public versus private. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

EKO-FLOR ms-1:  In fiscal 2011, the Company also expects to receive equivalent orders to those received in fiscal 2010 for EKO-FLOR ms-1, a variation of the cs-4 flooring panel designed for use as load bearing shelving panels in special application military containers.  The Company is currently having the ms-1 panels produced at a sub-contracted facility in Quebec, Canada.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to raise, either through a Public Offering of its securities or a Private Placement, the capital required for the establishment and operation of a multi-line EKO-FLOR manufacturing facility in Asia, which is currently estimated to be between $8 and $10 million dollars.  The company will make the decision in terms of its production expansion into Asia at such time as the trials of EKO-FLOR cs-4 are completed (currently projected to be completed by August - October of 2009) and if it has received a firm commitment(s) from shipping line(s) and/or leasing companies for the production of EKO-FLOR cs-4.

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

The Company does not have any agreements in place to finance its operations for the next 12 months, although it is attempting to secure funds, in the amount of approximately $500,000, by way of non-interest bearing, non-callable loans from certain minority founding shareholders. It is anticipated that these shareholders will attempt to raise capital for the aforementioned related party loans through the sale of a portion of their Conforce common stock holdings by way of private transactions with accredited investors.  Proceeds from the sale will be loaned to Conforce, in whole or in part, net of applicable taxes and fees if applicable, at the sole discretion of such minority founding shareholders. Proceeds from these transactions will be used to fund any and all costs associated with the production of trial product. It is important to note that should the outcome of trials be favorable, the Company will be required to raise significant capital towards the establishment of an EKO-FLOR manufacturing facility or facilities. Such capital is currently estimated to be between $8 and $10 million.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED JUNE 30, 2009 COMPARED TO THE INTERIM PERIOD ENDED JUNE 30, 2008

The Company had gross revenues of $553,042 with a net loss of $176,639 for the period ended June 30, 2009 compared with revenues of $622,031 and a net loss of $71,306 for the period ended June 30, 2008, a decrease in sales of $68,989 from the prior period. The decrease was due primarily to the downturn in the global economy and consequent significant decreased demand for transportation services and container operations, off-set with the revenues from the sale of EKO-FLOR  shelving products of $294,013.

The Company had costs of revenues of $448,384 for the period ended June 30, 2009 compared with costs of revenues of $325,700 for the period ended June 30, 2008, an increase of $122,684.  The increase in cost of revenues is primarily attributable to the introduction of the EKO-FLOR product and the complete outsourcing of the manufacturing.  This first outsourced production of shelving product experienced negative margins due to additional costs associated with demands to meet delivery deadlines. Off-setting the manufacturing costs for the EKO-FLOR products, a decline in the demand for terminal services consequently resulting in less costs of servicing this demand.

The Company had gross profit of $104,658 for the three months ended  June 30, 2009 compared with gross profit of $296,331 for the period ended June 30, 2008, a decrease in gross profit of $191,674.  This decrease in gross profit was attributable to the negative margins on the first EKO-FLOR production and the decreased volumes through the container terminal. For the three months ended June 30, 2009, the Company had operating expenses of $218,019 compared with $329,327 for the same period in 2008.

•
General and administrative expenses for the three months ended June 30, 2009 were $155,137 compared with $308,648 for the same period in 2008.  The decline of $153,511 is attributable to the reduced labour costs resulting from the reduction of business volume through the container terminal.

•
Research and development for the three months ended June 30, 2009 was nil compared with $14,286 for the same period in 2008.  Attention was focused on the production of shelving for the EKO-FLOR product line and consequently no additional research and development expenditures were made.  It is expected that additional investments in research and development will be made in subsequent periods throughout fiscal 2010 and 2011.

•
Stock based compensation for the three months ended June 30, 2009 was $30,330 compared with nil for the same period in 2008.  The increase in stock based compensation is primarily attributable to the employment of a Vice-president Business Development for the EKO-FLOR segment who was compensated by the issuance of Conforce common shares in lieu of cash during the first quarter.  This arrangement will continue throughout the second quarter and the Company will negotiate a salary for the periods subsequent to the second quarter.

•
Amortization of plant and equipment for the three months ended June 30, 2009 was $28,685 compared with $6,264 for the same period in 2008.  The increase is attributable to the amortization of production equipment acquired during the last three quarters of fiscal 2009 for use in the EKO-FLOR division.

For the three months ended June 30, 3009, the Company expensed $10,406 for the imputed interest on related party loans compared with $6,848 for the same period in 2008.  This increased expense is attributable to the increased amounts of funds advanced by related parties throughout 2008.  The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 10% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $256,265 at June 30, 2009 compared with $400,016 for the year ended March 31, 2009, a decrease of $143,751, primarily attributable to the drawing down of materials purchased for the EKO-FLOR manufacturing that remained unpaid as at March 31, 2009.

At June 30, 2009, the Company has related party loans payable to Marino Kulas, CEO of $572,083 and other related parties in the amount of $120,379 for a total of $692,462 compared with $567,633 for the year ended March 31, 2009.   The related party loans payable are interest free with no fixed terms of repayment and are not expected to be repaid until 2012. These loans have been advanced at different increments depending on the needs of the Company.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10% and the imputed interest for the three months ended June 30, 2009 was $10,406 compared with $6,848 for the same period in 2008.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to June 30, 2009, Management has engaged the services of a chartered accountant, for a new internal financial controller function, and is looking to further strengthen the finance and accounting group with a CFO and qualified support staff.

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

Conforce International, Inc.

April 30, 2010	By:	/s/ Marino Kulas
Marino Kulas
President & CEO