Form 10-Q
period 2009-09-30
Conforce International, Inc.
filed 2010-05-12
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes  ☐  No ☒

As of September 30, 2009, 120,001,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
As at September 30, 2009 (unaudited) and March 31, 2009 (audited)

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)

Assets
Current Assets
Cash	$9,256	$72,232
Accounts receivable	512,412	397,560
Inventory	-	64,276
	521,668	534,068

Plant and equipment	558,289	517,338
Intangible assets	22,017	20,785
Other non-current assets	15,452	16,176

	$1,117,426	$1,088,367

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$300,752	$400,016
Income taxes payable	197,786	84,601
Current portion of term loan (note 5)	21,485	17,785

	520,023	502,402
Deferred rent	42,815	42,334
Related party loans payable (note 6)	618,899	445,508
Term loan (note 5)	198,655	177,928

	1,380,392	1,168,172

Shareholders’ deficiency
Share capital (note 7)	9,157	9,157
Contributed surplus	415,360	340,684
Accumulated other comprehensive income	13,552	39,049
Accumulated deficit	(943,227)	(669,816)
	(505,158)	(280,926)

Noncontrolling interest	242,192	201,121
Total shareholders’ equity (deficiency)	(262,966)	(79,805)

	$1,117,426	$1,088,367
Going concern (note 2) Commitments (note 8)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
For the three and six month periods ending September 30, 2009 and 2008

	Three months ended		Six months ended
	September	September	September	September
	2009	2008	2009	2008

Container service revenue	$265,702	$478,787	$524,731	$1,100,819
Composite product revenue	287,636	-	581,649	-
	553,338	478,787	1,106,380	1,100,819
Cost of services	128,096	250,060	240,000	565,960
Cost of product revenue	261,130	-	597,610	-
	389,226	250,060	837,610	565,960

Gross profit	164,112	228,727	268,770	534,859

Expenses
General and administrative	132,098	121,969	287,235	440,417
Research and development	-	18,136	-	32,422
Interest on term loan	2,887	-	5,727	-
Interest and bank charges (income)	(556)	82	436	211
Stock based compensation (note 7)	32,255	-	62,585	-
Amortization of plant and equipment	32,175	46,651	60,860	52,916
Amortization of intangible assets	1,193	1,487	2,315	1,487
Foreign exchange loss (gain)	3,711	(113)	12,424	(113)
	203,763	188,212	431,582	527,340

Income (loss) before non-operating item	(39,651)	40,515	(162,812)	7,519

Interest on related party loans payable (note 6)	12,021	7,655	22,427	14,502

Income (loss) before income	(51,672)	32,860	(185,239)	(6,983)

Income tax expense	24,105	31,150	47,101	48,478

Income (loss)	(75,777)	1,710	(232,340)	(55,461)

Noncontrolling interest	20,995	28,250	41,071	42,386

Net loss attributable to Conforce International Inc.	(96,772)	(26,540)	(273,411)	(97,847)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	(18,420)	1,624	(25,497)	3,382

Total comprehensive loss	$(115,192)	$(24,916)	$(298,908)	$(94,465)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
For the six month periods ending September 30, 2009 and 2008

	September	September
	2009	2008
Operating activities
Net loss attributable to Conforce International Inc.	$(273,411)	$(97,847)
Items not affecting cash
Amortization of plant and equipment	60,860	52,916
Amortization of intangible assets	2,315	1,147
Imputed interest on related party loans payable	22,427	14,502
Stock based compensation	62,585	-
Noncontrolling interest	41,071	42,386
	(84,153)	13,444
Changes in non-cash working capital (note 11)	(45,180)	441,745
Net cash provided by (used in ) operating activities	(129,333)	455,189

Investing Activities
Purchase of plant and equipment	(12,919)	(403,356)
Investment in intangible assets	-	(14,773)
Decrease (increase) in non-current assets	3,397	-

Net cash used in investing activities	(9,522)	(418,129)

Financing Activities
Repayment of term loan	(9,672)	-
Advances from related parties	79,621	63,459

Cash provided by (used in) financing activities	69,949	63,459

Effect of foreign exchange on cash	5,930	(5,377)

Increase (decrease) in cash during the period	(62,976)	95,142

Cash, beginning of period	72,232	84,652

Cash, end of period	$9,256	$179,794

Supplemental cash flow information
Cash paid for interest	$5,727	-

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the period ended September 30, 2009

	Common Stock		Contributed	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Surplus	interest	Deficit	Income

Balance as at March 31, 2009 (audited)	120,001,000	9,157	340,684	201,121	(669,816)	39,049	(79,805)

Stock based compensation		-	62,585	-	-	-	62,585
Gain on imputed interest		-	12,091	-	-	-	12,091
Noncontrolling interest				41,071			41,071
Net loss		-	-	-	(273,411)	-	(273,411)
Translation adjustment		-	-	-	-	(25,497)	(25,497)

Balance as at September 30, 2009 (unaudited)	120,001,000	$9,157	$415,360	$242,192	$(943,227)	$13,552	$(262,966)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the six months ended September 30, 2009 the Company had net cash outflows from operations of $129,333 and will require additional funding which, if not raised, may result in the curtailment of activities. The Company has incurred a net loss of $273,411 for the six months ended September 30, 2009 and has an accumulated deficit of $943,227 as at September 30, 2009. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

Management regularly reviews and considers the current and forecast activities of the Company in order to satisfy itself as to the viability of operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecast cash requirements and balances. Based on these evaluations management concluded that the Company is able to continue as a going concern for the next 12 months.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2009.   These interim consolidated financial statements follow the same accounting policies as the audited consolidated financial statements for the year ended March 31, 2009, except for the adoption of the FAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” which, according to the standard, has been adopted prospectively.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

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

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard did not have material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company has adopted this disclosure. See note 9.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective, and was adopted by the Company, for interim and annual periods ending after June 15, 2009.

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

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

5.	TERM LOAN

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.25% are as follows:

Repayment of the term loan for the twelve month period ended September 30,

2010	$21,485
2011	22,640
2012	23,858
2013	25,141
2014	26,493
Thereafter	100,523
Total amount payable	220,140
Less Current portion	21,485
$198,655

6.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	September 30, 2009	March 31, 2009
Due to shareholder	$621,399	$527,957
Due to related party	130,755	39,676
	752,154	567,633
Less: discount to fair value	(133,255)	(122,125)
	$618,899	$445,508

The amounts due to shareholder and amounts due to related party are unsecured, non-interest bearing with no specific terms of repayment.  The amounts due to related parties arise from cash advances from the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10%.   Imputed interest for the three and six month periods ended September 30, 2009 was $12,021 (2008: $ 7,655) and $22,427 (2008:  $ 14,502) respectively.

The Company rents three pieces of equipment on a month to month basis from a company owned by a relative of the CEO.  Rent expense for the three and six month periods ending September 30, 2009 was $18,759 (2008: $5,790) and $35,003 (2008: $5,790) respectively.  The rental rate paid by the Company to the related party is felt by management to be at market rates.

The CEO is the 49.9 % noncontrolling shareholder of Conforce 1 Container Terminals, Inc.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

7.	SHARE CAPITAL

Preferred Shares
At September 30, 2009, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at September 30, 2009 and March 31, 2009 no preferred shares were issued and outstanding.

Common Stock
At September 30, 2009 and March 31, 2009, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at September 30, 2009 and March 31, 2009 there were 120,001,000 shares issued and outstanding.

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

On October 31, 2008, the Company further extended its VP Employment Agreement for an additional twelve months to October 31, 2009.  Under this extension, the Company agreed to provide 320,000 shares of common shares at the end of the period provided certain performance criteria is satisfied in connection with the development and commercialization of Eko-Flor products.  If required, a founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.   As at March 31, 2009, the performance criteria were not satisfied in connection to the development of the Eko-Flor product and no common shares were transferred to the VP Product Development.    The agreement also provided for the granting of an additional 80,000 shares of common stock at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to providing these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the six months ended September 30, 2009, an additional 40,000 shares have been expensed under this compensation arrangement with a fair value of $4,597.

In March 2009, effective April 1, 2009, the Company entered into an employment agreement with its Vice- President Business Development for an initial term of twelve months.  For the first six months of this agreement the VP Business Development would be entitled to 400,000 common shares in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at September 30, 2009, the 400,000 common shares have been expensed under this agreement with a fair value of $57,988, based on the trading value at the date of grant, being April 1, 2009.

8.	COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are approximately $3,768.

The Company leases container terminal site space under a lease which originally ran from April 2004 to March 2007. The lease was renewed in April 2007 for an additional five year term to March 2012 with monthly lease payments of approximately $14,692 per month.

In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are approximately $9,052 and will run until December 2011.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

Future lease commitments for the fiscal years ending:

2010	$173,397
2011	346,311
2012	180,808
2013	10,381
$710,897

9.	FINANCIAL INSTRUMENTS

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods up to fiscal 2012.  The fair value of the Company’s related party loans totalled $618,899 as of September 30, 2009 and $445,508 as of March 31, 2009.

10.	BUSINESS SEGMENTS

The Company operated in two reportable business segments; Container Terminal and EKO-FLOR.  The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company.  The subsidiary is responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR product.  Operations to date have been research and development and an order from one customer.

Business Segments - For the three months ended September 30, 2009

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$265,702	$287,636	$553,338

Costs of services and product revenue	128,096	261,130	389,226
Interest expense and bank charges	6,288	8,064	14,352
Amortization of long lived assets	4,801	28,567	33,368
Income tax expense	24,105	-	24,105
Other expenses	60,440	107,624	168,064
Noncontrolling interest	20,995	-	20,995
Net loss	$20,977	$(117,749)	$(96,772)

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

 Business Segments - For the six months ended September 30, 2009:

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$524,731	$581,649	$1,106,380

Costs of services and product revenue	240,000	597,610	837,610
Interest expense and bank charges	13,666	14,924	28,590
Amortization of long lived assets	9,307	53,868	63,175
Income tax expense	47,101	-	47,101
Other expenses	132,453	229,791	362,244
Noncontrolling interest	41,071	-	41,071
Net loss	$41,133	$(314,544)	$(273,411)

Total Assets, September 30, 2009

Container Terminals	$477,413
EKO-FLOR	640,013
Consolidated Total Assets	$1,117,426

For the three months and six month periods ending September 30, 2009, 98.5% and 95.5%, respectively, of the Container Terminal revenue is generated from 3 major customers.  For both periods 100% of the EKO-FLOR revenue is generated from a single customer.

Business Segments –For the three months ended September 30, 2008

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$478,787	$-	$478,787

Costs of services and product revenue	250,060	-	250,060
Interest expense	6,716	1,020	7,736
Amortization of long lived assets	6,069	42,069	48,138
Income tax expense	31,152	-	31,152
Other expenses	128,177	11,814	139,991
Noncontrolling interest	28,250	-	28,250
Net loss	$28,363	$(54,903)	$(26,540)

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended September 30, 2009

Business Segments –For the six months ended September 30, 2008

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$1,100,819	$-	$1,100,819

Costs of services and product revenue	565,960	-	565,960
Interest expense	13,693	1,020	14,713
Amortization of long lived assets	12,334	42,069	54,403
Income tax expense	48,478	-	48,478
Other expenses	375,412	97,314	472,726
Noncontrolling interest	42,386	-	42,386
Net loss	$42,556	$(140,403)	$(97,847)

Total Assets, September 30, 2008

Container Terminals	$652,243
EKO-FLOR	366,469
Consolidated Total Assets	$1,018,712

For the three and six month periods ending September 30, 2008, 90.8% and 91.4%, respectively, of the Container Terminal revenue is generated from 3 customers.

11.	CHANGES IN NON-CASH WORKING CAPITAL

	Six month period ended
	September	September
	2009	2008

Accounts receivable	$(42,142)	$343,344
Inventory	71,660	-
Accounts payable and accrued liabilities	(161,087)	15,859
Income taxes payable	93,030	84,066
Deferred Rent	(6,641)	(1,524)
	$(45,180)	$441,745

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

PLAN OF OPERATIONS

In calendar 2010, the Company’s primary focus will be on the commercialization of EKO-FLOR. As a result of projected orders of cs-4 and xts and ms-1 panels, the reliance on revenues from the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to the aforementioned three EKO-FLOR products (as more fully described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected.  Furthermore, should volume commitments for its EKO-FLOR products be secured, the Company will consider its options as they relate to the divestiture of the container operations. Management believes that the terminal operations, although once relevant, may detract from the Company’s focus on its projected EKO-FLOR manufacturing initiatives. As a result of the global economic downturn, year to date terminal revenue, was lower by 52% for the six month period ended September 30, 2009 to $524,731 compared with $1,100,819 for the same period in 2008.

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in calendar 2010 and 2011, where the Company believes that notwithstanding the recent global economic slowdown, significant growth potential exists with the introduction of composite flooring to the transportation industry. Should the container industry in 2011 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers (TEU), the Company would still experience significant growth assuming it is able to secure projected orders of approximately 60,000 TEU or approximately 3% of total new build volume. In advance of production orders for cs-4, the Company projects that it will receive orders for xts trailer panels in second quarter of calendar 2010 for production commencing in or around October 2010. Notwithstanding management’s projections and expectations, there are no assurances that these orders will be received.

EKO-FLOR cs-4:    The Company expects that trials with two major shipping lines will be completed in or around September 2010. Once  trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around April 2011. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured and that such commitments are in-line with Conforce expectations of approximately 60,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be between $8 and $10 million dollars.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  At such time as the Company receives volume indications and commitments as described above, then various funding options such as private placements, public offerings, debt financings, or a combination thereof, will be considered. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

EKO-FLOR ms-1:  EKO-FLOR ms-1 is a variation of the cs-4 container flooring panel designed for use as load bearing shelving panels in special application military containers.   Although the initial one-year term of the contract in connection with the sale of ms-1 to the Company’s US military sub-contractor ended in January 2010, Conforce expects that should the US Military require additional product, the Company would receive ms-1 orders under similar terms and conditions as stated in the original agreement between Conforce and its military sub-contractor.

EKO-FLOR xts:  Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest. As such, the Company is reviewing its options as they relate to the establishment of a manufacturing facility in the United States. The Company projects that the amount required will be between $4 and $5 million dollars. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  As per the process described in the cs-4 section above, the Company, at such time as it receives volume indications and commitments as described above, will consider various funding options such as private placements, public offerings, debt financings, or a combination thereof. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

The Company intends to apply for listing on the OTC Bulletin Board at such time as its Forms 10 and 211 reach the no-comment stage by the appropriate regulatory agencies, however, there is no guarantee that the Company’s application for listing will be accepted.

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to raise, either through a Public Offering of its securities, a Private Placement, the use of Debt financing instruments, or combination thereof, the capital required for the establishment and operation of multi-line EKO-FLOR manufacturing facilities in both Asia and the United States, which combined, are currently estimated to be approximately $19 million.  The company will make the decision in terms of the establishment of these production facilities at such time as volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured with shipping lines, leasing companies, trailer owners / operators, and container and trailer manufacturers.

The Company does not currently have any outstanding lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $250,000 payable over 10 years (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s new development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced, of which 10% has already been provided by the Company by way of down payment on the loan.

The Company does not have any agreements in place to finance its operations for the next 12 months, although it is attempting to secure funds, in the amount of approximately $500,000, by way of non-interest bearing, non-callable loans from certain minority founding shareholders. It is anticipated that these shareholders will attempt to raise capital for the aforementioned related party loans through the sale of a portion of their Conforce common stock holdings by way of private transactions with accredited investors.  Proceeds from the sale will be loaned to Conforce, in whole or in part, net of applicable taxes and fees if applicable, at the sole discretion of such minority founding shareholders. Proceeds from these transactions will be used to fund any and all costs associated with the sale, production and development of EKO-FLOR products.

RESULTS OF OPERATIONS

FOR THE THREE MONTH INTERIM PERIOD ENDED SEPTEMBER 30, 2009 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 20, 2008.

For the three months ended September 30, 2009 the Company had gross revenues of $553,338 compared with gross revenues of $478,787 for the three months ended September 30, 2008.    The $74,551 increase in revenues was a result of $287,636 in sales of composite products, offset with a decline of $213,085 in container servicing revenue.   Composite product revenue was generated from the partial fulfillment of an order for EKO-FLOR ms-1 military shelving.  Container service revenue decreased due to the global downturn during the period and the resultant decrease in demand for transportation and container handling services.

For the three months ended September 30, 2009, cost of revenues was $389,226 compared with $250,060 for the three months ended September 30, 2008.  The increased cost of revenues is attributable to the manufacturing of the EKO-FLOR ms-1 composite product which was entirely outsourced to a contract manufacturer.   The cost of container services revenues was $128,096 for the three months ended September 30, 2009 compared with $250,060 for the same period in 2008.  This decline is attributable to the decline in revenues.  Gross margins for container services were 51.8% for the three months ended September 30, 2009 compared with 47.8% in the same period in 2008.

General and administrative expenses consist of labour and salaries, rent, professional fees, utilities and office supplies.  General and administrative expenses for the three months ended September 30, 2009 were $132,098 compared with $121,969 for the three months ended September 30, 2008.  The increase in general and administrative cost is primarily attributable to additional rent and costs associated with the promotion and administration of the EKO-FLOR products.  This additional costs was offset with reduced labour costs required for the container services business.

Research and development costs consist of materials, supplies and consultants for the development of the EKO-FLOR product.  Research and development costs for the three months ended September 30, 2009 was nil compared with $18,136 for the three months ended September 30, 2008.  The decrease in research and development is due to the efforts and resources directed to the manufacturing and control of the manufacturing for the first commercial production of the EKO-FLOR ms-1.

Interest on the term loan is the interest applicable to the Small Business loan entered into during January 2009.  Interest is charged at a rate of prime + 3%.

Stock based compensation consists of common shares issued to senior employees involved in the EKO-FLOR operation, either as compensation in lieu of cash or in addition to the cash compensation under employment agreements.  The common shares issued under these arrangements have been made available by a founding shareholder and are not additional share issuances.  Stock based compensation for the three months ended September 30, 2009 was $32,255 compared with nil for the three months ended September 30, 2008.

The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 10% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.  Interest on related party loans payable was $12,021 for the three months ended September 30, 2009 compared with $7,655 for the three months ended September 30, 2008.  The increase in interest on related party loans is a result of the increase in shareholder loans between the two respective reporting periods and the imputed interest.

FOR THE SIX MONTH INTERIM PERIOD ENDED SEPTEMBER 30, 2009 COMPARED WITH THE SIX MONTH PERIOD ENDED SEPTEMBER 20, 2008.

For the six months ended September 30, 2009 the Company had gross revenues of $1,106,380 compared with gross revenues of $1,100,819 for the six months ended September 30, 2008.    The slight increase of $5,561 is a result of the $581,649 in sales of composite products, offset with a decline of $576,088 in container servicing revenue.   Composite product revenue was generated from the partial fulfillment of an order for EKO-FLOR ms-1 military shelving.  Container service revenue decreased due to the global downturn during the period and the resultant decrease in demand for transportation and container handling services.

For the six months ended September 30, 2009, cost of revenues was $837,610 compared with $565,960 for the six months ended September 30, 2008.  The increased cost of revenues is attributable to the manufacturing of the EKO-FLOR ms-1 composite product which was entirely outsourced to a contract manufacturer.   The cost of container services revenues was $240,000 for the six months ended September 30, 2009 compared with $565,960 for the same period in 2008.  This decline is attributable to the decline in revenues.  Gross margins for container services were 54.3% for the six months ended September 30, 2009 compared with 48.6% in the same period in 2008.  Gross margins for the EKO-FLOR products was negative 2.7% due to this being the first commercial production and entirely outsourced.

General and administrative expenses for the six months ended September 30, 2009 were $287,235 compared with $440,417 for the six months ended September 30, 2008.  The decrease in general and administrative cost is primarily attributable to the decline container services businesses.  Specifically labour costs decreased substantially as a result of adjusting to the reduced volume.

Research and development costs for the six months ended September 30, 2009 was nil compared with $32,422 for the six months ended September 30, 2008.  The decrease in research and development costs is due to the efforts and resources directed to the manufacturing and control of the manufacturing for the first commercial production of the EKO-FLOR ms-1.

Stock based compensation for the six months ended September 30, 2009 was $62,585 compared with nil for the three months ended September 30, 2008. This increase in stock based compensation is attributable to the granting of common stock by a founding shareholder to senior individuals responsible for the development and sales of the EKO-FLOR composite products.

Interest on related party loans payable was $22,427 for the six months ended September 30, 2009 compared with $14,502 for the six months ended September 30, 2008.  The increase in interest on related party loans is a result of additional advances from shareholders of $79,621.

 OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $300,752 at September 30, 2009 compared with $400,016 for the year ended March 31, 2009, a decrease of $99,264.  This is primarily attributable to the drawing down of materials purchased for the EKO-FLOR manufacturing that remained unpaid as at March 31, 2009 and the timing of invoices for manufacturing runs for the EKO-FLOR production..

At September 30, 2009, the Company has related party loans payable to Marino Kulas, CEO of $621,399 and other related parties in the amount of $130,755 for a total of $752,152 compared with $567,633 for the year ended March 31, 2009.   The related party loans payable are interest free with no fixed terms of repayment and are not expected to be repaid until 2012. These loans have been advanced in various increments depending on the needs of the Company.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10% and the imputed interest for the six months ended September 30, 2009 was $22,427 compared with $14,502 for the same period in 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, September 30, 2009, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

The Chief Executive Officer and Acting Chief Financial Officer have concluded, based on their evaluation, that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to September 30, 2009, Management has engaged the services of a chartered accountant for a new internal financial controller function, and is considering further strengthening the finance and accounting group with the addition of Chief Financial Officer and qualified support staff.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.
Description
10.1
Canada Small Business Financial Loan dated November 26, 2008 (1)
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

Conforce International, Inc.

May 12, 2010	By:	/s/ Marino Kulas
Marino Kulas
President & CEO