Form 10-Q
period 2009-12-31
Conforce International, Inc.
filed 2010-05-12
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
Yes  ☐  No ☒

As of December 31, 2009, 120,001,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 (unaudited) and March 31, 2009 (audited)

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)

Assets
Current Assets
Cash	$33,354	$72,232
Accounts receivable	420,813	397,560
Inventory	-	64,276
Prepaid expenses	11,418	-
	465,585	534,068

Plant and equipment	536,758	517,338
Intangible assets	21,183	20,785
Other non-current assets	19,852	16,176

	$1,043,378	$1,088,367

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$309,107	$400,016
Income taxes payable	208,212	84,601
Current portion of term loan (note 5)	22,180	17,785

	539,499	502,402
Deferred rent	40,045	42,334
Related party loans payable (note 6)	739,698	445,508
Term loan (note 5)	196,714	177,928

	1,515,959	1,168,172

Shareholders’ equity deficiency
Share capital (note 7)	9,157	9,157
Contributed surplus	430,194	340,684
Accumulated other comprehensive income	7,618	39,049
Accumulated deficit	(1,164,952)	(669,816)
	(717,983)	(280,926)
Noncontrolling interest	245,405	201,121
Total shareholders’ equity deficiency	(472,578)	(79,805)

	$1,043,378	$1,088,367
Going concern (note 2) Commitment (note 8)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
For the three and nine month periods ending December 31, 2009 and 2008

	Three months ended		Nine months ended
	December	December	December	December
	2009	2008	2009	2008

Container service revenue	$255,699	$327,785	$780,430	$1,333,772
Composite product revenue	280,181	-	861,830	-
	535,880	327,785	1,642,260	1,333,772
Cost of services	134,368	181,116	374,368	697,091
Cost of product revenue	320,736	-	918,346	-
	455,104	181,116	1,292,714	697,091

Gross profit	80,776	146,669	349,546	636,681

Expenses
General and administrative	174,906	297,734	462,141	683,949
Research and development	68,091	28,541	68,091	56,327
Interest on term loan	2,897	-	8,624	-
Interest and bank charges	156	350	592	515
Stock based compensation (note 7)	821	1,990	63,406	1,796
Amortization of plant and equipment	31,837	71,450	92,698	114,371
Amortization of intangible assets	1,241	1,138	3,556	2,429
Foreign exchange loss (gain)	110	(500)	12,534	(558)
	280,059	400,703	711,642	858,829

Income (loss) before non-operating item	(199,283)	(254,034)	(362,096)	(222,148)

Interest on related party loans payable (note 6)	12,542	8,011	34,969	20,903
Income (loss) before income tax	(211,825)	(262,045)	(397,065)	(243,051)

Income tax expense (recovery)	6,686	(44,134)	53,787	5,885

Income (loss)	(218,511)	(217,911)	(450,852)	(248,936)

Noncontrolling interest	3,213	(48,227)	44,284	(3,554)

Net loss attributable to Conforce International Inc.	(221,724)	(169,684)	(495,136)	(245,382)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	(5,934)	18,785	(31,431)	22,167

Total comprehensive loss	$(227,657)	$(150,899)	$(526,567)	$(223,215)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
For the nine month period ending December 31, 2009 and 2008

	Nine months ended
	December	December
	2009	2008

Operating activities
Net loss attributable to Conforce International Inc.	$(495,136)	$(245,382)
Items not affecting cash
Amortization of plant and equipment	92,698	114,371
Amortization of intangible assets	3,556	2,429
Imputed interest on related party loans payable	34,969	20,903
Stock based compensation	63,406	1,796
Noncontrolling interest	44,284	(3,554)
	(256,223)	(109,437)
Changes in non-cash working capital (note11)	44,760	394,898
Net cash provided by (used in) operating activities	(211,463)	285,461

Investing Activities
Purchase of plant and equipment	(13,215)	(646,179)
Investment in intangible assets	-	(15,644)
Increase in non-current assets	(435)	(9,301)

Net cash used in investing activities	(13,650)	(671,124)

Financing Activities
Increase in bank indebtedness	-	20,897
Repayment of term loan	(15,004)	-
Advances from related parties	218,390	162,411
Repayments of related party loans payable	(31,674)	-
Short term advances from related parties	-	122,489

Cash provided by financing activities	171,712	305,797

Effect of foreign exchange on cash	14,523	(4,786)

Increase (decrease) in cash during the period	(38,878)	(84,652)

Cash, beginning of period	72,232	84,652

Cash, end of period	$33,354	$-

Supplemental cash flow information
Cash paid for interest	$8,624	-

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the periods ended December 31, 2009 (unaudited) and March 31, 2009 (audited)

	Common Stock		Contributed	Noncontrolling	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Surplus	interest	Deficit	Income

Balance as at March 31, 2009 (audited)	120,001,000	9,157	340,684	201,121	(669,816)	39,049	(79,805)

Stock based compensation		-	63,406	-	-	-	63,406
Gain on imputed interest		-	26,104	-	-	-	26,104
Noncontrolling interest		-	-	44,284	-	-	44,284
Net loss		-	-	-	(495,136)	-	(495,136)
Translation adjustment		-	-	-	-	(31,431)	(31,431)

Balance as at December 31, 2009 (unaudited)	120,001,000	$9,157	$430,194	$245,405	$(1,164,952)	$7,618	$(472,578)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the nine months ended December 31, 2009 the Company had net cash outflows from operations of $211,463 and will require additional funding which, if not raised, may result in the curtailment of activities. The Company has incurred a net loss of $495,136 for the nine months ended December 31, 2009 and has an accumulated deficit of $1,164,952 as at December 31, 2009. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations and secure additional debt or equity financing.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2009.   These interim consolidated financial statements follow the same accounting policies as the audited consolidated financial statements for the year ended March 31, 2009, except for the adoption of the FAS 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”  which, according to the standard, has been adopted prospectively.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

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
For the period ended December 31, 2009.

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.25% are as follows:
Repayment of the term loan for the twelve month period ended December 31,

2010	$22,180
2011	23,373
2012	24,630
2013	25,955
2014	27,351
Thereafter	95,405
Total amount payable	218,894
Less Current portion	22,180
$196,714

6.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	December 31, 2009	March 31, 2009
Due to shareholder	$633,045	$527,957
Due to related party	243,883	39,676
	876,928	567,633
Less: discount to fair value	(137,230)	(122,125)
	$739,698	$445,508

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

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10%.   Imputed interest for the three and nine month periods ended December 31, 2009 was $12,542 (2008: $ 8,011) and $34,969 (2008:  $ 20,903) respectively.

The Company rents equipment used in the terminal operations on a month-to-month basis from a company owned by a relative of the CEO.  Rent expense for the three and nine month periods ending December 31, 2009 was $14,338 (2008: $14,476) and $59,292 (2008: $ 8,686) respectively.    The rental rate paid by the Company to the related party is felt by management to be at market rates.

The CEO is the 49.9 % Noncontrolling shareholder of Conforce 1 Container Terminals, Inc.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

7.	SHARE CAPITAL

Preferred Shares
At December 31, 2009, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at December 31, 2009 and March 31, 2009 no preferred shares were issued and outstanding.

Common Stock
At December 31, 2009 and March 31, 2009, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at December 31, 2009 and March 31, 2009 there were 120,001,000 shares issued and outstanding.

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

On October 31, 2008, the Company further extended its VP Employment Agreement for an additional twelve months to October 31, 2009.  Under this extension, the Company agreed to provide 320,000 shares of common shares at the end of the period provided certain performance criteria is satisfied in connection with the development and commercialization of Eko-Flor products.  If required, a founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.   As at March 31, 2009, the performance criteria were not satisfied in connection to the development of the Eko-Flor product and no common shares were transferred to the VP Product Development.    The agreement also provided for the granting of an additional 80,000 shares of common stock at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to providing these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the nine months ended December 31, 2009, an additional 46,667 shares have been expensed under this compensation arrangement with a fair value of $5,418.

In March 2009, effective April 1, 2009, the Company entered into an employment agreement with its Vice- President Business Development for an initial term of twelve months.  For the first six months of this agreement the VP Business Development would be entitled to 400,000 common shares in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at December 31, 2009, the 400,000 common shares have been expensed under this agreement with a fair value of $57,988, based on the trading value at the date of grant, being April 1, 2009.

8.	COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are approximately $3,915.

The Company leases container terminal site space under a lease which originally ran from April 2004 to March 2007. The lease was renewed in April 2007 for an additional five year term to March 2012 with monthly lease payments of approximately $15,267 per month.

In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are approximately $9,407 and will run until December 2011.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

Future lease commitments for the fiscal years ending:

2010	$89,037
2011	352,802
2012	184,197
2013	10,576
$636,612

9.	FINANCIAL INSTRUMENTS

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods up to fiscal 2012.  The fair value of the Company’s related party loans totalled $739,698 as of December 31, 2009 and $445,508 as of March 31, 2009.

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

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

Business Segments - For the three months ended December 31, 2009

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$255,699	$280,181	$535,880

Costs of services and product revenue	134,368	320,736	455,104
Interest expense and bank charges	7,200	8,395	15,595
Amortization of long lived assets	5,205	27,873	33,078
Income tax expense	6,686	-	6,686
Other expenses	95,132	148,796	243,928
Noncontrolling interest	3,213	-	3,213
Net income (loss)	$3,895	$(225,619)	$(221,724)

 Business Segments - For the nine months ended December 31, 2009:

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$780,430	$861,830	$1,642,260

Costs of services and product revenue	374,368	918,346	1,292,714
Interest expense and bank charges	20,866	23,319	44,185
Amortization of long lived assets	14,512	81,742	96,254
Income tax expense	53,787	-	53,787
Other expenses	227,585	378,587	606,172
Noncontrolling interest	44,284	-	44,284
Net income (loss)	$45,028	$(540,164)	$(495,136)

Total Assets, December 31, 2009

Container Terminals	$442,029
EKO-FLOR	601,349
Consolidated Total Assets	$1,043,378

For the three months and nine month periods ending December 31, 2009, 90.6% and 90.3%, respectively, of the Container Terminal revenue is generated from 2 major customers.  For both periods 100% of the EKO-FLOR revenue is generated from a single customer.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

Business Segments –For the three months ended December 31, 2008

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$327,785	$-	$327,785

Costs of services and product revenue	181,116	-	181,116
Interest expense	7,396	965	8,361
Amortization of long lived assets	6,457	66,131	72,588
Income tax expense	(44,134)	-	(44,134)
Other expenses	273,621	54,144	327,765
Noncontrolling interest	(48,227)	-	(48,227)
Net loss	$(48,444)	$(121,240)	$(169,684)

Business Segments –For the nine months ended December 31, 2008
	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$1,333,772	$-	$1,333,772

Costs of services and product revenue	697,091	-	697,091
Interest expense	19,584	1,834	21,418
Amortization of long lived assets	17,444	99,356	116,800
Income tax expense	5,885	-	5,885
Other expenses	600,889	140,625	741,514
Noncontrolling interest	(3,554)	-	(3,554)
Net loss	$(3,567)	$(241,815)	$(245,382)

Total Assets, December 31, 2008

Container Terminals	$353,864
EKO-FLOR	551,363
Consolidated Total Assets	$905,227

For the three and nine month periods ending December 31, 2008, 93% and 91%, respectively, of the Container Terminal revenue is generated from 3 customers.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the period ended December 31, 2009.

11.	CHANGES IN NON-CASH WORKING CAPITAL
	Nine months ended
	December	December
	2009	2008

Accounts receivable	$53,150	$333,047
Inventory	73,303	-
Prepaid expenses	(10,860)	-
Accounts payable and accrued liabilities	(162,195)	15,542
Income taxes payable	101,553	39,926
Deferred Rent	(10,191)	6,383
	$44,760	$394,898

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

PLAN OF OPERATIONS

In calendar 2010, the Company’s primary focus will be on the commercialization of EKO-FLOR. As a result of projected orders of cs-4 and xts and ms-1 panels, the reliance on revenues from the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to the aforementioned three EKO-FLOR products (as more fully described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected.  Furthermore, should volume commitments for its EKO-FLOR products be secured, the Company will consider its options as they relate to the divestiture of the container operations. Management believes that the terminal operations, although once relevant, may detract from the Company’s focus on its projected EKO-FLOR manufacturing initiatives. As a result of the global economic downturn, quarter-over-quarter revenue for the terminal operations, was $780,430 for the nine month period ended December 31, 2009 and $1,333,772 for the same period in 2008, a decrease of 41%.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2009 COMPARED WITH THE THREE MONTH PERIOD ENDED DECEMBER 31, 2008.

For the three months ended December 31, 2009 the Company had gross revenues of $535,880 compared with gross revenues of $327,785 for the three months ended December 31, 2008.    The $208,095 increase in revenues was a result of $280,181 in sales of composite products, offset with a decline of $72,086 in container servicing revenue.   Composite product revenue was generated from the partial fulfillment of an order for EKO-FLOR ms-1 military shelving.  Container service revenue decreased primarily due to the global downturn during the period and the resultant decrease in demand for transportation and container handling services along with increased competition for the reduced business.

For the three months ended December 31, 2009, cost of revenues was $455,104 compared with $181,116 for the three months ended December 31, 2008.  The increased cost of revenues is attributable to the manufacturing of the EKO-FLOR ms-1 composite product which was entirely outsourced to a contract manufacturer.   The cost of container services revenues was $134,368 for the three months ended December 31, 2009 compared with $181,116 for the same period in 2008.  This decline is attributable to the decline in revenues.  Gross margins for container services were 47% for the three months ended December 31, 2009 compared with 45% in the same period in 2008.

General and administrative expenses consist of labour and salaries, rent, professional fees, utilities and office supplies.  General and administrative expenses for the three months ended December 31, 2009 were $174,906 compared with $297,734 for the three months ended December 31, 2008.  The decrease in general and administrative cost is primarily attributable to reduced labour costs required for the container services business along with a reduction in consulting and professional fees incurred in 2008 as the EKO-FLOR business was being developed.

Research and development costs consist of materials, supplies and consultants for the development of the EKO-FLOR product.  Research and development costs for the three months ended December 31, 2009 was $68,091 compared with $28,541 for the three months ended December 31, 2008.  The increase in research and development is a result of a focus in the third quarter to manufacture samples of the EKO-FLOR container and trucking floor product for suppliers to use for validation and testing.  These samples were completed and shipped in early fourth quarter.

Interest on the term loan is the interest applicable to the Small Business loan entered into during January 2009.  Interest is charged at a rate of prime + 3%.   There is no comparable loan in 2008.

Stock based compensation consists of common shares issued to senior employees involved in the EKO-FLOR operation, either as compensation in lieu of cash or in addition to the cash compensation under employment agreements, or as incentives for certain development milestones.  The common shares issued under these arrangements have been made available by a founding shareholder and are not additional share issuances.  Stock based compensation for the three months ended December 31, 2009 was $821 compared with $1,990 for the three months ended December 31, 2008.  The decrease in stock based compensation depends on the timing of reaching certain EKO-FLOR development milestones.

The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 10% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.  Interest on related party loans payable was $12,542 for the three months ended December 31, 2009 compared with $8,011 for the three months ended December 31, 2008.  The increase in interest on related party loans is a result of the increase in shareholder loans between the two respective reporting periods and the imputed interest.

FOR THE NINE MONTH INTERIM PERIOD ENDED DECEMBER 31, 2009 COMPARED WITH THE NINE MONTH PERIOD ENDED DECEMBER 31, 2008.

For the nine months ended December 31, 2009 the Company had gross revenues of $1,642,260 compared with gross revenues of $1,333,772 for the nine months ended December 31, 2008.    The increase of $308,488 is a result of the $861,830 in sales of composite products, offset with a decline of $553,342 in container servicing revenue.   Composite product revenue was generated from the partial fulfillment during the year of an order for EKO-FLOR ms-1 military shelving.  Container service revenue decreased due to the global downturn during the period and the resultant decrease in demand for transportation and container handling services and increased competition.

For the nine months ended December 31, 2009, cost of revenues was $1,292,714 compared with $697,091 for the nine months ended December 31, 2008.  The increased cost of revenues is attributable to the manufacturing of the EKO-FLOR ms-1 composite product which was entirely outsourced to a contract manufacturer.   The cost of container services revenues was $374,368 for the nine months ended December 31, 2009 compared with $697,091 for the same period in 2008.  This decline is primarily attributable to the decline in revenues.  Gross margins for container services were 52% for the nine months ended December 31, 2009 compared with 48% in the same period in 2008.  Gross margins for the EKO-FLOR products were negative 6% due to this being the first commercial production and the manufacturing process being entirely outsourced.

General and administrative expenses for the nine months ended December 31, 2009 were $462,141 compared with $683,949 for the nine months ended December 31, 2008.  The decrease in general and administrative cost is primarily attributable to the decline container services businesses and the resultant decrease in labour costs for servicing the business.  In addition, consulting and professional fees were reduced for the EKO-FLOR business.

Research and development costs for the nine months ended December 31, 2009 was $68,091 compared with $56,327 for the nine months ended December 31, 2008.  The increase in research and development is a result of a focus in the third quarter to manufacture samples of the EKO-FLOR container and trucking floor product for suppliers to use for validation and testing.  These samples were completed and shipped early in the fourth quarter.

Stock based compensation for the nine months ended December 31, 2009 was $63,406 compared with $1,796 for the three months ended December 31, 2008. This increase in stock based compensation is attributable to the granting of common stock during the first and second quarter by a founding shareholder to senior individuals responsible for the development and sales of the EKO-FLOR composite products.

Interest on related party loans payable was $34,969 for the nine months ended December 31, 2009 compared with $20,903 for the nine months ended December 31, 2008.  The increase in interest on related party loans is a result of additional advances from shareholders of $218,390 during the nine months ended December 31, 2009, with $143,269 in advances from related parties during late in the third quarter, therefore not having a significant impact on the overall expense for the quarter.   During the quarter $33,138 was repaid to a related party.

 OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $309,107 at December 31, 2009 compared with $400,016 for the year ended March 31, 2009, a decrease of $90,909.  This is primarily attributable to the drawing down of materials purchased for the EKO-FLOR manufacturing that remained unpaid as at March 31, 2009 and the timing of invoices for manufacturing runs for the EKO-FLOR production.  Considerable effort is being made to manage cash flow during the development phase of the EKO-FLOR products.

At December 31, 2009, the Company has related party loans payable to Marino Kulas, CEO of $633,045 and other related parties in the amount of $243,883 for a total of $876,928 compared with $567,633 for the year ended March 31, 2009.   The related party loans payable are interest free with no fixed terms of repayment and were not expected to be repaid until 2012. However, during the third quarter one related party received repayment in the amount of $33,138 due to their cash flow requirements.  This repayment was replaced by other related parties who collectively advanced $143,269 during the quarter.

These loans have been advanced in various increments depending on the needs of the Company.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10% and the imputed interest for the nine months ended December 31, 2009 was $34,969 compared with $20,903 for the same period in 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, December 31, 2009, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, the company engaged the services of a chartered accountant whose mandate is to improve the quality of the financial reporting with the focus on correcting errors noted in prior periods and bringing the Company’s filings up to date. This is a material positive change in the Company’s internal control over financial reporting.  In addition, subsequent to December 31, 2009, Management has started the process of strengthening the finance and accounting group with the addition of qualified support staff.

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