Form 10-K
period 2010-03-31
Conforce International, Inc.
filed 2010-07-12
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 31, 2010, there were 120,001,000 shares of our common stock issued and outstanding with a market value of $0.20 per share as at June 19, 2010

DOCUMENTS INCORPORATED BY REFERENCE
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

In addition to the business of the container terminal as described above, the Company has been engaged in the research and development of a polymer based composite shipping container and highway trailer flooring product, EKO-FLOR.

EKO-FLOR xcs, the first version of the product, was officially introduced to the container industry on December 5, 2006 at the 31st annual Intermodal Conference in Hamburg, Germany, the world’s leading shipping container event. Based on the initial reception to the composite, the Company learned that the industry was interested in a composite alternative, however, the product needed to weigh less than the current wood standard. Based on this feedback, Conforce continued to refine its product and as a result, it was able to introduce a lighter, less expensive version, EKO-FLOR cs-2, in December 2007 at the Intermodal Show in Amsterdam, Netherlands. Based on industry feedback related to the surface coating, the Company continued to develop the product until it was able to officially launch EKO-FLOR cs-4 in December 2008. Conforce introduced its latest light-weight version to customers during a series of meetings held in Hamburg, Germany, the location of the 2008 Intermodal Conference. The meetings were scheduled with shipping lines and container lessors who ranked in the top ten in terms of volume purchases of new build containers in their respective business segments. Of the potential customers in attendance, only one had previously conducted dry-land testing of the EKO-FLOR product at a production facility in China. Such testing was conducted using internal methods consistent with random tests conducted on new build containers equipped with wood floors. The companies in attendance were solicited based on their on-going interest in the product and their willingness during 2007 and 2008 to provide feedback to Conforce so that the Company could make improvements to the product in the areas of weight and surface coatings. During and following the meetings, orders were placed for ocean-going trials of EKO-FLOR cs-4. (The difference in the product versions described above has been more fully explained in the Principal Products section of this document).

In 2009, the Company introduced its composite panels to the North American highway trailer industry. As a result, the Company entered into discussions with eight of the largest trailer manufacturers in North America. By September 2009, trial orders for internal platform testing were placed by these manufacturers.

Throughout 2009, the Company established its production and development centre in order to optimize and produce the panels required for trials. EKO-FLOR panels for trailer trials were delivered in January 2010, while container panels were delivered between March and June 2010.

The Company has received positive expressions of interest from its trailer and container customers and in March 2010, its product was TTMA RP37 certified for use in highway trailers. The Company’s product was featured at the mid-America Trucking Show in Louisville Kentucky in March 2010 and based on industry feedback from the show, the Company intends to establish a manufacturing facility in Indiana with production planned for fourth quarter of calendar 2010.

The Company has also developed EKO-FLOR ms-1, a composite panel designed specifically for use as shelving in United States Military special application marine container and, the first order from Sea Box for ms-1was received in December of 2008. The order consisted of racking for special application containers and generated $346,211 in revenues for fiscal 2009 and $920,937 in fiscal 2010.

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

2.        Conforce Container Corporation is dedicated to the production, development and commercialization of the new ISO1496 and TTMA RP37 certified container and trailer flooring system, EKO-FLOR.

EKO-FLOR is a composite flooring system designed to replace plywood flooring in shipping containers and highway trailers.

EKO-FLOR xcs was the first version of the product developed. It was similar in weight to apitong plywood at 304 kgs per 20 foot container.

EKO-FLOR cs-2 was designed for use in general cargo applications. The product weighed 270kg per 20 ft. container.

EKO-FLOR cs-4 was designed throughout 2008 as a result of evaluations and suggestions by container industry participants. The product contains a new anti-slip top coat surface jointly developed by Conforce and Bayer MaterialScience AG. The product meets specified requirements in terms of the weight and forces exerted on the product before failure occurs (“load bearing” or “load bearing properties”). The product was tested by the American Bureau of Shipping using standardized testing procedures for shipping containers. The EKO-FLOR cs-4 panels used for ocean-going trials are produced at Conforce’s own development center in Concord, Ontario.

EKO-FLOR ms-1 has been developed as a load bearing shelving system for use in special application United States military containers.  Production of the ms-1 panels was sub-contracted to a facility in Quebec, Canada.

EKO-FLOR xts is a variation of the the cs-4 substrate developed for the highway trailer industry. The product’s performance characteristics are identical to those of the container industry panel, however, the trailer profile consists of minor structural changes and will be available in both 12 and 24 inch panel configurations. The product has been independently certified using standardized testing procedures as established by the Truck and Trailer Manufacturer’s Association to a load of 24,000 lbs with a rating of 31,920 lbs.

PRINCIPAL COMPETITIVE STRENGTHS

Container Terminal Division

Although the terminal offers full service features as described in Item 1 above, such features are offered by most terminals and are not considered a unique competitive strength. The Company was able to enter the terminal business based on its existing relationships with shipping lines through management’s business dealings while formerly employed by TRC. Therefore, its main competitive strength remains relationship driven as well as its focus on customer service. The terminal can also accommodate temperature controlled containers, known as reefers, as a result of its investment in a generator valued at approximately $60,000.  While the container terminal is expected to provide revenues and moderate earnings, the management focus is on the EKO-FLOR manufacturing initiatives.

EKO-FLOR Division

The primary strengths for the EKO-FLOR division is its intellectual property in the form of the pending patents on its products and its manufacturing and industry know-how with respect to container and transportation flooring business.  Conforce has a strong relationship with its project partner Bayer MaterialSciences and continues to expand and build relationships with potential customers of its EKO-FLOR products.

PRINCIPAL CHALLENGES

Container Terminal Division

The principal challenges related to the terminal business are customer retention in a competitive environment and decreasing container traffic as a result of the global economic downturn which has adversely affected storage and transportation services required by international shipping lines. With respect to the latter, the economy has caused terminal operators to aggressively reduce rates in an attempt to increase traffic. This strategy is advantageous to terminals that may offset the reduced margins with increased revenue from ancillary services such as long-haul transport. For Conforce, reducing its rates cannot be offset and will lead to reduced gross margin. The Company is currently estimating that revenues and gross margin in the terminal operations division will decrease in fiscal 2011.

In addition to unsolicited rate reductions by terminal operators to gain market share, shipping lines have also requested rate reductions citing the global economy as the reason. The Company will be forced to temporarily reduce such rates in order to retain the business.

Another challenge faced by the terminal is its geographic location. Being closer to major rail yards such as Canadian National (CN) and Canadian Pacific (CP) railways is an advantage. Of the four competitors described in the Competitors section of this document, Conforce is the furthest from the major railways. More specifically, the Conforce terminal is located approximately 50 kilometers from CN whereas a competitor terminal  is approximately 8 kilometers from CN and 3 kilometers from CP.

EKO-FLOR Division

One of the principal challenges faced by EKO-FLOR was the upfront premium container manufacturers faced in comparison to the current product. This hurdle was significant when the product was first introduced to the industry in 2006; however, the Company has been able to decrease the product price by over $200 per 20 foot container.  The current premium represents an increase of approximately 15% or $290 to the total price of a 20 foot equivalent container.   The Container manufactures are expected to re-coup this premium with reduced life-time cost of operation for the containers.

Another challenge the Company will face will be the establishment of a manufacturing facility in the United States and China. For China, the Company will need to rely on strategic partnerships with entities having expertise as it relates to business and production practices in China. In the United States, the business and production practices are more familiar and will be less of a challenge.

The Company may also face potential delays in terms of first orders, or if this is not the case, the Company may face delays in fulfilling those orders. While the interest in the industry has been extremely positive, customers currently using wood products may still be inclined to use existing known materials.  For those customers that do place orders, there will be a requirement to manage expectations on delivery.  Large continuous volumes of EKO-FLOR have not been manufactured and there will likely be some challenges in fulfilling the first orders.

GROWTH STRATEGIES

While Conforce has a well established core business with regard to its container storage terminal, it does not contemplate much, if any, growth in terminal revenues.  However, the Company’s EKO-FLOR container flooring system, which is in the development stage, continues to exhibit significant growth potential, e.g. ocean-going trials planned by international shipping lines.
Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in 2011 and beyond where the Company believes that notwithstanding the recent global economic slowdown, significant growth potential exists with the introduction of composite flooring to the transportation industry. Should the container industry in 2011 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers (TEU), the Company would still experience significant growth assuming it is able to secure and produce projected orders of approximately 60,000 TEU or approximately 3% of total new build volume.

In advance of production orders for cs-4, the Company projects that it will receive orders for xts trailer panels in second quarter of fiscal 2011 for production commencing in the third quarter of fiscal 2011. Notwithstanding management’s projections and expectations, there are no assurances that these orders will be received.

It is important to note that in the event the outcome of the trials are successful and if the Company receives from its customers written orders for year one volume of approximately 45,000 twenty foot equivalent units, then the Company intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing of $8 million to $10 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.

The Company intends to enter the North American highway trailer market with a similar flooring product. The North American trailer product, EKO-FLOR xts, is in the final development stage and the Company expects to be able to produce a die specific for the trailer product by August 2010.   By using its company owned production facility in Canada the initial estimated cost of entry into the North American highway trailer market is approximately $300,000. Should the outcome of EKO-FLOR trials be successful, the Company’s production and development centre in Concord, Ontario will be unable to satisfy the potential demands of the trailer industry and therefore, the Company is considering the establishment of a manufacturing facility in or around Indiana, which is considered the central location for the manufacture of highway trailers for the North American market. The total cost to establish such a facility is currently estimated to be $6.75 million to $7.50 million.
The Company intends to develop flooring for the Cruise Line industry and has had preliminary discussions with Carnival Cruise Lines and other cruise lines and ship manufacturers. The Company expects to produce a prototype panel for use as a replacement to teak wood currently used on cruise ships. The Company does not expect to provide product if at all, to Carnival until September of 2011. Total cost of entry into the decking market for cruise lines is unknown at this time, however, the Company intends to use net proceeds from the sale of EKO-FLOR xts for the development of the product.

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

DISTRIBUTION METHODS

The Company intends to sell its products directly to International shipping lines and trailer manufacturers for use in newly manufactured containers and trailers through, either its internal sales staff, broker/selling agents , and military contractors (of which it has one in the USA, Sea Box). As of January 2009, the Company began shipments of EKO-FLOR ms-1 to its aforementioned military sub-contractor.

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

PRODUCT DEVELOPMENT

The Company has developed a composite container flooring product as an alternative to the wood flooring currently used in the majority of containers in circulation. The Company has produced trial panels for  three shipping lines, eight trailer manufacturers and one transport company. The Company expects that trailer evaluations will be completed by June 2010 while ocean-going trials will be completed during calendar fourth quarter 2010.

The Company has developed EKO-FLOR ms-1, a composite shelving system designed for use in special application military containers. The Company received an order from its US military contractor to equip over 5,000 special application US military containers with EKO-FLOR ms-1. The first order generated annual revenues for Conforce in excess of $1 million. At this time, the Company has not received a follow-up order from its military sub-contractor, however, it expects that if the US Military orders additional special application containers, that it will again be the recipient of the contract from its military sub-contractor, Sea Box.

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

In terms of competition for the EKO-FLOR Division, the Company is competing for a share of the container and trailer flooring markets that are currently dominated by the use of hardwood such as apitong and laminated oak. The Company is unaware of any other hardwood on the market that meets the strength requirements of ocean-going containers and highway trailers.  The customers being targeted are international shipping lines utilizing ocean-going containers and trailer manufacturers producing trailers for both the North American and international markets.

Singamas, a container manufacturer, has developed a variation of a composite floor that it is currently being tested although the base composition is currently unknown to Conforce.

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

EMPLOYEES

Conforce employs 14 fulltime employees.  Six employees are primarily dedicated to the EKO-FLOR division, while eight employees work primarily within the container terminal division.

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

March 31, 2010	Low price	High price
Year ended	$0.05	$0.32
Quarter ended	$0.10	$0.32

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

OVERVIEW

The Company operates in two reportable business segments; Container Terminal, and EKO-FLOR. The Container Terminal operations are organized as Conforce 1 Container Terminals, Inc., which is a 50.1% owned subsidiary of the Company. The remaining 49.9% is owned by Marino Kulas, Conforce International, Inc President & CEO. The Conforce 1 subsidiary is responsible for all container terminal operations. EKO-FLOR is organized as Conforce Container Corporation (“CCC”), a 100% owned subsidiary of the Company. The CCC subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR products. Operations for CCC during the reportable periods to date have been limited to research and development as the product is in the testing stages. Its EKO-FLOR products have evolved systematically with various refinements, as previously noted, based on industry standards and various feedback received.  Accordingly, though in the development stage and having generated no revenue to date, Conforce has informed shipping lines, leasing companies and trailer manufacturers of its product, EKO-FLOR, and the Company is optimistic about its prospects due to the fact that it has been, and continues to be tested by various trailer manufacturers and shipping lines and has received independent certification as set forth in the Truck and Trailer Manufacturers Association guidelines.

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

The principal challenges related to the terminal business are customer retention in a competitive environment and decreasing container traffic as a result of the global economic downturn which has adversely affected storage and transportation services required by international shipping lines. With respect to the latter, the economy has caused terminal operators to aggressively reduce rates in an attempt to increase traffic. This strategy is advantageous to terminals who may offset the reduced margins with increased revenue from ancillary services such as long-haul transport. For Conforce, reducing its rates cannot be offset and will lead to reduced gross margin. The Company is currently estimating that revenues in the terminal operations division will decrease by approximately 30% in 2011 while gross margin will be reduced by approximately 5%.

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

PLAN OF OPERATIONS

In fiscal 2011, the Company’s primary focus will be on the commercialization of EKO-FLOR. As a result of projected orders of cs-4 and xts panels, the reliance on revenues from the container terminal will decrease. Accordingly, the Company intends to pursue opportunities as they relate to the aforementioned EKO-FLOR products (as more fully described below). While the container terminal is expected to continue to provide revenues and moderate earnings, if any at all, growth in the terminal operations is not expected.  Furthermore, should volume commitments for its EKO-FLOR products be secured, the Company will consider its options as they relate to the divestiture of the container operations. Management believes that the terminal operations, although once relevant, may detract from the Company’s focus on its projected EKO-FLOR manufacturing initiatives.

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2011 and 2012, where the Company believes that notwithstanding the recent global economic slowdown, significant growth potential exists with the introduction of composite flooring to the transportation industry. Should the container industry in 2011 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers (TEU), the Company would still experience significant growth assuming it is able to secure projected orders of approximately 45,000 TEU or approximately 2.2% of total new build volume. In advance of production orders for cs-4, the Company projects that it will receive orders for xts trailer panels in second quarter of calendar 2010 for production commencing in or around November 2010. Notwithstanding management’s projections and expectations, there are no assurances that these orders will be received.

EKO-FLOR cs-4:    The Company expects that trials with two major shipping lines will be completed in or around October 2010. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around August 2011. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured and that such commitments are in-line with Conforce expectations of approximately 45,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be between $8 and $10 million dollars.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  At such time as the Company receives volume indications and commitments as described above, then various funding options such as private placements, public offerings, debt financings, or a combination thereof, will be considered. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

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

EKO-FLOR xts:  Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest. As such, the Company is reviewing its options as they relate to the establishment of a manufacturing facility in the United States. The Company projects that the amount required will be between $7 and $8 million dollars. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  As per the process described in the cs-4 section above, the Company, at such time as it receives volume indications and commitments as described above, will consider various funding options such as private placements, public offerings, debt financings, or a combination thereof. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

The Company intends to apply for dual listing on the OTC Bulletin Board and the OTC Quotation Board at such time as its Forms 10 and 211 reach the no-comment stage by the appropriate regulatory agencies, however, there is no guarantee that the Company’s application for listing will be accepted.

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to raise, either through a Public Offering of its securities, a Private Placement, the use of Debt financing instruments, or combination thereof, the capital required for the establishment and operation of multi-line EKO-FLOR manufacturing facilities in both Asia and the United States, which combined, are currently estimated to be approximately $18 million.  The company will make the decision in terms of the establishment of these production facilities at such time as volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured with shipping lines, leasing companies, trailer owners / operators, and container and trailer manufacturers.

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
RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2010 COMPARED WITH THE YEAR ENDED MARCH 31, 2009

Revenues for the year ended March 31, 2010 were $2,000,424 compared with $1,899,751 for the year ended March 31, 2009.  The increase in revenue is directly attributable to revenue generated by sales of EKO-FLOR military racking, off set with a decline in the service revenue from the container division.

Revenue for the container terminal division consists primarily of handling charges based on movement of containers arriving and departing from the terminal. In addition, revenues are also derived from the facilitation of transportation to and from the terminal on behalf of the customer.  Revenues for the container division for the year ended March 31, 2010 were $1,079,487 compared with $1,553,540 for the year ended March 31, 2009.  This 31% decline in revenue is attributable to the reduction in container storage required as a result of the significant decline in the number of global shipments in 2009.  This global economic decline also intensified local competition which lead to customers shifting terminals to take advantage of unusually low price offerings.

Revenues from the EKO-FLOR division for the year ended March 31, 2010 were $920,937 compared with $346,211 for the year ended March 31, 2009.  The $547,726 increase in the composite product revenues is attributable to the completion of the composite racking contract which commenced in January 2009.  This one year contract accounted for 100% of the composite product revenues during both years with the majority of the contract being delivered in fiscal 2010.

Cost of revenue for the year ended March 31, 2010 were $1,391,798 compared with $1,197,954 for the year ended March 31, 2009.  This 16% increase is primarily attributable to the very low margins experienced with the EKO-FLOR racking as a result of the Company’s use of a sub-contracted manufacturing facility for the production of the panels.

Cost of revenue for the container division consists of property and equipment rental, fuel, repairs and maintenance, transportation costs for moving containers and subcontracted services.   For the year ended March 31, 2010 costs of services were $503,345 or 47% of revenues for the container business, compared with $813,224 or 52% for the year ended March 31, 2009.  In  proportion to revenue,  costs of services is reasonably consistent, however, there has been a shift in concentration between the container handling revenue which has higher margins compared with transportation services revenue which has a lower margin.   This shift has off-set the discounting of per unit handling service charges in response to increased competition.

Cost of product for the EKO FLOR division consists of materials and subcontracted services for the manufacture and shipping in order to fulfill the ms-1 purchase order.  For the year ended March 31, 2010 the cost of product was $888,453 or 96% of composite product revenue, compared with $384,730 or 111% for the year end March 31, 2009.  The increased cost is clearly attributable to the increased revenue, however, the improved gross margins is primarily attributable to lower shipping costs to the customer.  The manufacturing costs were outsourced to a single supplier.

Gross profit for the year ended March 31, 2010 was $608,626 compared with $701,797 for the year ended March 31, 2009.   This change in gross profit and gross margin is attributable to the comments noted above.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities, For the year ended March 31, 2010, general and administrations expenses were $898,171 compared with $820,805 for the year ended March 31, 2009.  The increased general and administration costs are primarily attributable to increased business activity such as salaries and labor in the EKO-FLOR division along with increased accounting and consultant costs associated with the financial reporting.  These costs were off-set by some reduced labor costs in the container terminal division, in response to the decreased volume.

Research and development consists of materials and contracted services associated with the development and testing of the EKO-FLOR product.  For the year ended March 31, 2010, research and development was $57,403 compared with $44,094 for the year ended March 31, 2009.  This increase of $13,309 is consistent with the ongoing development of the composite products and preparation of sample products for customer and independent testing.

Interest on term loan is the interest charged on the CAD $250,000 Small Business Loan financed under the Canada Small Business Financing Act that was closed in January 2009.  For the year ended March 31, 2010, the interest on the term loan was $11,463 compared with $2,165 for the year ended March 31, 2009.  The increase is a direct result of the 12 months interest charge at prime + 3% during 2010, compared with 2 months interest during 2009.

Stock based compensation is the charge applicable to employees and consultants who are compensated by the granting of common shares of the Company rather than cash.  The common shares issued to employees and consultants have been provided by a founding shareholder and are not new common shares issued from treasury.  For the year ended March 31, 2010 the stock based compensation was $132,125 compared with $4,333 for the year ended March 31, 2009.  The increase in the stock based compensation results from the hiring of a Vice-President Business Development effective April 1, 2009 with the first six months compensation being paid entirely with the issuance of common shares provided by the founding shareholder.  Under this arrangement, 400,000 common shares were issued with a fair value of $57,988 based on the trading value of the shares at the date of grant.  In addition, the contract for the Vice-President of Product Development was extended and included the issuance of 400,000 common shares conditional upon the successful certification of EKO-FLOR for commercialization.  The testing for this certification was achieved in January and consequently the 400,000 common shares were issued and $60,524 was expensed as the fair value of these common shares at the date of certification. This grant was in addition to the expense of $5,418 in stock based compensation from the October 31, 2009 extension of the employment agreement.

Finally, 85,310 common shares were issued to a service provider in settlement of outstanding invoices.  The fair value of this issuance was $8,195, being the amount of the outstanding invoices settled.

Amortization of plant and equipment is the charge applicable for use of capital assets using a declining balance method of between 20% and 30%.  For the year ended March 31, 2010 amortization of plant and equipment was $126,879 compared with $147,165 for the year ended March 31, 2009.  The $20,286 decrease in the amortization charge is a result of the declining net book value of the plant and equipment, primarily production equipment for the manufacture of the EKO-FLOR composite product.

Foreign exchange expense results for the realized and unrealized exchange gain or loss from holding monetary items denominated in a currency other than the Canadian dollar functional currency or as a result of converting the non-Canadian currency into Canadian dollars.  For the year ended March 31, 2010, the foreign exchange expense was $14,273 compared with a gain of $917 for the year ended March 31, 2009.  This expense arose from carrying U.S. dollar monetary assets and liabilities during the year.  The Company does not have any hedging instruments in place to manage its currency risk other than offsetting receivables with payables whenever possible.

Interest on related party loans is the imputed interest calculated on shareholder loans to the Company that do not have any specific terms of repayment or interest rate.  Given the longer term nature of these loans a fair value discount calculation has been recorded on the loans with the amount charged to contributed surplus.  The discount rate is calculated at the time of the advance from the related parties and ranges between 6.25% and 10% and based on an assumed repayment date of March 31, 2012.  For the year ended March 31, 2010 the interest on related party loans was $51,695 compared with $30,010 for the year ended March 31, 2009.  This $21,685 increase in the imputed interest is attributable to the increased borrowings the Company received during 2010.  As at March 31, 2009, the Company had borrowed $567,633 from related parties. During 2010, the Company borrowed an additional $634,032.

Income tax expense is the combined Federal and Provincial income tax attributable to individual subsidiary companies after adjusting for non-tax related items.  For the year ended March 31, 2010 the income tax expense was $40,811 compared with $12,690 for the year ended March 31, 2009.  Under Canadian tax rules individual subsidiary companies are unable to consolidate for tax purposes.  Consequently, the container terminal division, which is a separate 51% owned subsidiary has profitable operations and consequently taxes payable.  During the year it was noted that there was an under accrual of income tax expense related to prior years, specifically 2006 and 2007.  Consequently a prior period adjustment has been made to correct this under accrual of expense.

The noncontrolling interest is the proportion of net earnings for less than fully owned subsidiaries.  For the year ended March 31, 2010 noncontrolling interest was $58,824 compared with $7,579 for the year ended March 31, 2009.  The noncontrolling interest relates to the container terminal operations.  For the year ended March 31, 2010, the net income of the container terminal division , before noncontrolling interest was $2,868 compared with a net income of $25,752 for the year ended March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had Accounts payable of $396,004 at March 31, 2010 compared to $400,016 at March 31, 2009, a decrease of $10,152.  In addition there is $263,164 in income taxes payable at March 31, 2010 compared with $121,103 at March 31, 2009.  This increase in accounts payable is attributable to anticipated penalties and taxes.

The term loan payable is $220,817 as at March 31, 2010 compared with $195,713 as at March 31, 2009.  This increase in the term loan reflects the exchange rate used to convert the functional Canadian currency to the U.S. dollar reporting currency.  At March 31, 2009 the exchange rate was $0.7935 compared with $0.9844 (USD per $1 CAD) as at March 31, 2010.

The Company had related party loans payable to Marino Kulas, CEO, of $654,981 and a related party loan of $546,684 for a total of $1,201,665 as at March 31, 2010 compared with related party loans payable to the CEO of $527,957 and a related party loan of $39,676 for a total of $567,633 as at March 31, 2009.

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

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by the shareholder or related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.5% and 10%.   Imputed interest was $51,695 (2009: $30,010)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9A (T).  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

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

Management of the Company conducted an evaluation of the effectiveness, as of March 31, 2010, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010 due to the material weakness noted below.

Identification of a Material Weakness

Management has identified a lack of accounting knowledge within the Company and it’s previously contracted accounting service providers resulting in a number of errors in previously reported financial statements that have subsequently been corrected and the preparation and maintenance of timely and accurate accounts.  Consequently, numerous corrections to the accounting records are required in the preparation of the quarterly and annual financial statements.  Specific areas of concern that were noted include the incorrect recording of transactions, a lack of timely reconciliations and an absence of supporting schedules.

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

c) Changes in Internal Control Over Financial Reporting

The significant change in our internal controls over financial reporting for the year ended March 31, 2010 is the engagement of the services of a chartered accountant to assist in the preparation of the quarterly and annual financial reporting information.  The Company will be looking to further strengthen the finance and accounting group with a CFO and qualified support staff.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding the Company’s current directors and executive officers. Marino Kulas and Slavko Kulas are first cousins. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Marino Kulas	44	President & CEO, Director
Mario Verrilli	44	Acting Chief Financial Officer
Joseph DeRose	54	VP of Product Development
Kathryn Saliani	56	Director of Business Operations, Director
Slavko Kulas Perry Pearlman	49 46	Director of Terminal Operations Vice President, Business Development

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

Perry Pearlman, Vice President, Business Development. Mr. Pearlman has served in the highway truck and trailer industry for over 20 years. Most recently, Mr. Pearlman worked with industry leader General Electric (GE) where he held the senior position of Canadian General Manager, Trailer Fleet Services. Mr. Pearlman was responsible for the creation and execution of the company’s strategic approach to the remarketing of its highway trailer fleet. Throughout his 14 year career with GE, Mr. Pearlman held various positions including Risk Manager, Transportation Portfolio; Regional Sales Manager for Western Canada; Canadian Product Sales Specialist for GE’s Transport International Poole (TIP) division; and, Product Sales Manager responsible for all aspects of the companies Canadian activities in connection with the Remarketing, Maintenance and Asset Tracking of highway trailers.

ITEM 11.  EXECUTIVE COMPENSATION.

March 31, 2010 SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marino Kulas President & CEO, Director	2010	45,161	48,849	-	-	-	-	-	94,010
	2009	86,500	-	-	-	-	-	-	86,500

Joseph DeRose VP of Product Development	2010	21,000	-	60,524	-	-	-	-	81,524
	2009	45,800	-	9,751	-	-	-	-	55,551

Kathryn Saliani Director of Business Op.	2010	6,096	-	-	-	-	-	-	6,096
	2009	44,500	-	-	-	-	-	-	44,500

Slavko Kulas Director of Terminal Op.	2010	43,960	-	-	-	-	-	-	43,960
	2009	24,500	-	-	-	-	-	-	24,500

Perry Pearlman VP of Business Development	2010	15,000	-	57,988	-	-	-	-	72,988
	2009	-	-	-	-	-	-	-	-

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
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Marino Kulas 40 Bellini Avenue Brampton, Ontario L6T 3Z8	Common Stock	60,541,000	50.45%
Elio Guglietti 28 Anthia Drive North York, Ontario M9L 1K5	Common Stock	11,700,000	9.7500%
Michael Moyal 10520 Yonge St., Suite 298 Richmond Hill, Ontario L4C 3C7	Common Stock	9,017,502	7.51%
Slavko Kulas 8870 Martingrove Road Woodbridge, Ontario L4H 1C2	Common Stock	4,800,000(2)	3.99%
Joseph DeRose 60 Crofters Road Woodbridge, Ontario L4L 7C7	Common Stock	353,333	0.294%
Kathryn Saliani 156 Beech Street Brampton, Ontario L6V 1V6	Common Stock	50,000	0.0417%
Perry Pearlman 134 Beverly Glen Blvd. Thornhill, Ontario L6J 7T6	Common Stock	400,000	0.333%
Total	Common Stock	86,861,835	72.38%
Directors and Executive Officers	Common Stock	61,344,333	51.12%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Marino Kulas recognized that Slavko Kulas’ extensive contacts and over 19 years experience in the container industry made him an indispensible member of the Company’s management team and determined that it would be in the best interests of the Company and, by extension all Conforce shareholders, to complete the transfer of 5,000,000 shares to provide Slavko Kulas with additional incentive to achieve success in the commercialization of EKO-FLOR.

ITEM 13.  CERTAIN RELATIONSHI PS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the 12 month period ended March 31, 2010, Conforce had a balance of loans outstanding from its founder and CEO and shareholder, Marino Kulas in the amount of $654,981 and related party loans in the amount of $546,684 for a total of $1,201,665.  No interest is payable under these loans, however, they bear an imputed interest rate of between 6.5% and 10%  These loans have no fixed terms of repayment.  By comparison, for the 12 month period ended March 31, 2009, Conforce had a balance of loans outstanding from Marino Kulas on the same terms in the amount of $527,957 and related party loans in the amount of $39,676 for a total of $567,633.

ITEM 14.  PRINCIPAL ACCOUNT ING FEES AND SERVICES.

The audit fees for the fiscal year end March 31, 2010 were $50,260.  During such period, the Company did not incur any other audit-related fees, tax fees or other fees.  The audit fees for the fiscal year end March 31, 2009 were $82,500.

PART IV

ITEM 15.  E XHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
No.	Description
23.1	Auditor Certification
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc.

July 12 , 2010	By:	/s/ Marino Kulas
Marino Kulas
President & CEO

Tel: 905 946 1066 Fax: 905 946 9524 www.bdo.ca	BDO Canada LLP 60 Columbia Way, Suite 300 Markham ON L3R 0C9 Canada

Auditors' Report

To the Shareholders of
Conforce International Inc.

We have audited the consolidated balance sheets of Conforce International Inc. as at March 31, 2010 and 2009 and the consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conforce International Inc. as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Conforce International Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and its ability to continue as a going concern will depend on its ability to generate positive cash flows from operations or secure additional financing. There can be no assurance that the Company’s activities will be successful or sufficient and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2010 and 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 5 to the consolidated financial statements, the 2009 consolidated financial statements have been restated to correct a misstatement.

Chartered Accountants, Licensed Public Accountants
Markham, Ontario
July 8, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Conforce International Inc.
CONSOLIDATED BALANCE SHEETS
As at March 31, 2010 and 2009

		2009
	2010	(restated) (note 5)

Assets
Current Assets
Cash	$143,138	$72,232
Accounts receivable (note 6)	418,681	397,560
Inventory	108,688	64,276
Prepaid expenses	16,736	-
	687,243	534,068

Plant and equipment (note 7)	527,422	517,338
Intangible assets (note 8)	20,628	20,785
Other assets	14,161	16,176

	$1,249,454	$1,088,367

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$396,004	$400,016
Income taxes payable	263,164	121,103
Shareholder loan payable (note 10)	6,165	-
Current portion of term loan (note 9)	23,247	17,785
	688,580	538,904

Deferred rent	36,260	42,334
Term loan (note 9)	197,570	177,928
Related party loans payable (note 10)	1,043,094	445,508
	1,965,504	1,204,674

Shareholders’ deficiency
Share capital (note 11)	9,157	9,157
Contributed surplus	531,825	340,684
Accumulated other comprehensive (loss) income	(110,308)	9,497
Accumulated deficit	(1,407,113)	(677,210)
	(976,439)	(317,872)
Noncontrolling interest	260,389	201,565
Total shareholders’ deficiency	(716,050)	(116,307)

	$1,249,454	$1,088,367
Going concern (note 2) Commitments (note 12)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended March 31, 2010 and 2009

	2010	2009 (restated) (note 5)

Container service revenue	$1,079,487	$1,553,540
Composite product revenue	920,937	346,211
	2,000,424	1,899,751
Cost of services	503,345	813,224
Cost of product revenue	888,453	384,730
	1,391,798	1,197,954
Gross profit	608,626	701,797

Expenses
General and administrative	898,171	820,805
Research and development	57,403	44,094
Stock based compensation (note 11)	132,125	4,333
Amortization of plant and equipment	126,879	147,165
Amortization of intangible assets	4,813	5,810
	1,219,391	1,022,207

Loss before non-operating items	(610,765)	(320,410)

Interest on related party loans payable (note 10)	51,695	30,010
Interest on term loan	11,463	2,165
Interest and bank charges	896	1,017
Foreign exchange expense (income)	14,273	(917)
	78,327	32,275
Loss before income tax	(689,092)	(352,685)

Income tax expense (note 13)	40,811	12,690

Loss	(729,903)	(365,375)

Noncontrolling interest	58,824	(7,579)

Net loss attributable to Conforce International Inc.	(788,727)	(357,796)

Other comprehensive (loss) income:
Translation adjustment on foreign exchange	(119,805)	5,555

Total comprehensive loss	$(908,532)	$(352,241)

Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2010 and 2009

	2010	2009 (restated) (note 5)

Operating activities
Net loss attributable to Conforce International Inc.	$(788,727)	$(357,796)
Items not affecting cash
Amortization of plant and equipment	126,879	147,165
Amortization of intangible assets	4,813	5,810
Imputed interest on related party loans payable	51,695	30,010
Increase (decrease) in deferred rent	(15,222)	13,374
Stock based compensation	132,125	4,333
Noncontrolling interest	58,824	(7,579)
	(429,613)	(164,683)

Changes in non-cash working capital (note 16)	39,089	370,210

Net cash provided by (used in ) operating activities	(390,524)	205,527

Investing Activities
Purchase of plant and equipment	(20,097)	(623,595)
Investment in intangible assets	-	(29,043)
Decrease (increase) in other assets	5,529	(14,297)

Net cash used in investing activities	(14,568)	(666,935)

Financing Activities
Proceeds from term loan bank indebtedness	-	221,749
Repayment of term loan	(20,582)	(2,984)
Short term advances from related parties	5,771	-
Advances from related parties	511,816	246,307
Repayment of related party loans payable	(46,083)	-

Cash provided by financing activities	450,922	465,072

Effect of foreign exchange on cash	25,076	(16,084)

Increase (decrease) in cash during the period	70,906	(12,420)

Cash, beginning of period	72,232	84,652

Cash, end of period	$143,138	$72,232

Supplemental cash flow information
Cash paid for interest	$11,463	$2,165

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the years ended March 31, 2010 and 2009

	Common Stock		Contributed	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Surplus	Deficit	Income	interest	Total

Balance as at March 31, 2008	120,001,000	9,157	283,259	(291,586)	5,114	232,792	238,736
Prior period adjustments(note 5 )		-	-	(20,249)	(1,172)	(23,648)	(45,069)
	120,001,000	9,157	283,259	(311,835)	3,942	209,144	193,667

Stock based compensation		-	4,333	-	-	-	4,333
Contributed capital for imputed interest			53,092	-	-	-	53,092
Net loss		-	-	(365,375)	-	-	(365,375)
Noncontrolling interest – restated (note 5)		-	-	-	-	(7,579)	(7,579)
Translation adjustment – restated (note 5)		-	-	-	5,555	-	5,555

Balance as at March 31, 2009	120,001,000	9,157	340,684	(677,210)	9,497	201,565	(116,307)

Stock based compensation		-	132,125	-	-	-	132,125
Contributed capital for imputed interest		-	59,016	-	-	-	59,016
Net loss		-	-	(729,903)	-	-	(729,903)
Noncontrolling interest		-	-	-	-	58,824	58,824
Translation adjustment		-	-	-	(119,805)	-	(119,805)

Balance as at March 31, 2010	120,001,000	$9,157	$531,825	$(1,407,113)	$(110,308)	$260,389	$(716,050)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

1.	DESCRIPTION OF BUSINESS

The Company has two operations, the first is providing handling, storage and transportation of overseas containers for international shipping lines as well as domestic retailers through its 50.1% owned subsidiary Conforce 1 Container Terminals Inc.  The second, is the development, testing and sale of a polymer based composite shipping container flooring product trademarked under the name EKO-FLOR through its 100% owned subsidiary Conforce Containers Corporation.  The composite flooring product has been designed to provide an environmentally friendly product to increase container versatility while reducing shipping costs.

The Company was incorporated on May 18, 2004 in the state of Delaware as Now Marketing Corp. and was renamed on May 25, 2005 to Conforce International Inc.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the year ended March 31, 2010 the Company had net cash outflows from operations of $390,524 and will require additional funding which, if not raised, may result in the curtailment of activities. The Company has incurred a net loss of $788,727 for the year ended March 31, 2010 and has an accumulated deficit of $1,407,113 as at March 31, 2010. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

Management regularly reviews and considers the current and forecast activities of the Company in order to satisfy itself as to the viability of operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecast cash requirements and balances. Based on these evaluations management believes that the Company will be able to secure additional financing in order to continue as a going concern for the next twelve months.

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP.  All amounts are reported in U.S. dollars unless otherwise stated.

Principles of Consolidation
The Consolidated financial statements include the accounts of the Company and its wholly and partially owned subsidiaries.  All intercompany transactions and balances have been eliminated on consolidation.

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

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

Cash
Cash consists of cash on deposit and is designated as held-for-trading and carried at fair value. Changes in fair value are recorded in earnings.

Trade Accounts Receivable
The majority of the Company’s accounts receivable are due from large well established businesses. Credit is extended based on evaluation of a customer’s financial condition and accounts receivable are typically due within 30 days and are stated at amounts due from customers net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.  As at March 31, 2010 and 2009, no accounts receivable were considered at risk and the allowance for doubtful accounts was consequently nil.

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

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

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

Stock-Based Compensation
The Company has agreements in place with certain senior management to compensate them through the direct issuance of common shares.  For the year ended March 31, 2010, 846,667 common shares have been issued or accrued by the current shareholders to management in satisfaction of these agreements.  These stock based payments have been expensed by the Company over the period in which service has been rendered.

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

Net Loss Per Share
Net loss per common share is presented in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per share (“ASC 260”).  Basic loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.    Diluted loss per common share is equal to the basic loss per common share as there are no potentially dilutive securities outstanding.

4.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued ASC 810, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ", ("ASC 810"). ASC 810 requires (i) that non-controlling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 810 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company adopted ASC 810 on April 1, 2009.   Consequently, the loss attributed to the noncontrolling interest has been increased by $45,969 to reflect the foreign currency translation adjustment applicable to the noncontrolling interest.

In December 2007, the FASB issued Statement ASC 805 “Business Combinations”. The standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805 is effective for the Corporation beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

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
In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective, and was adopted by the Company, for interim and annual periods ending after June 15, 2009.  This standard originally required the Company to disclose the date through which subsequent events have been evaluated. However, on February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements , which became effective upon issuance and which removed the requirement for an SEC registrant to disclose the date through which subsequent events have been evaluated.

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

5.	RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In connection with the application of the ASC 810 “Noncontrolling interests in Consolidated Financial Statements”, the previously reported financial statements have been restated in accordance with this standard to reflect the retroactive presentation of this standard.  The application of this standard allocates a portion of the accumulated other comprehensive income applicable to the noncontrolling interest in subsidiary.

In connection with the preparation of the March 31, 2010 financial statements, it was noted that the income tax expense was understated for the year ended March 31, 2006.  This error impacted the financial statements as summarized below:

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

Consolidated Balance Sheet
	March 31, 2009
	As previously reported	As restated

Income taxes payable	$84,601	$121,103
Accumulated other comprehensive income	$39,049	$9,497
Accumulated deficit	$(669,816)	$(677,210)
Noncontrolling interest	$201,121	$201,565

Consolidated Statement of Operations
	March 31, 2009
	As previously reported	As restated

Noncontrolling interest	$12,855	$(7,579)
Net loss attributable to Conforce International Inc.	$(378,230)	$(357,796)
Translation adjustment on foreign exchange	$33,935	$5,555
Total comprehensive loss	$(344,295)	$(352,241)

Consolidated Statement of Cash Flows
	March 31, 2009
	As previously reported	As restated

Net loss attributable to Conforce International Inc.	$(378,230)	$(357,796)
Noncontrolling interest	$12,855	$(7,579)

6.	ACCOUNTS RECEIVABLE

Accounts receivable for the year ended March 31:
	2010	2009
Trade accounts receivable	$321,684	$318,576
Goods and services tax receivable	96,997	78,984
	$418,681	$397,560

Within the trade accounts receivable balances for 2010, 89% of the balance is due from 2 customers.  Within the trade receivable balance for 2009, 97% of the balance is due from 4 customers.

7.	PLANT AND EQUIPMENT

As at March 31, 2010 the net book value of the plant and equipment is as follows:
		Accumulated
	Cost	amortization	Net book Value
Office equipment	$25,936	$12,093	$13,843
Vehicles	23,306	17,377	5,929
Machinery and equipment	831,999	334,543	497,456
Leasehold improvements	27,442	17,248	10,194
	$908,683	$381,261	$527,422

As at March 31, 2009 the net book value of the plant and equipment is as follows:
		Accumulated
	Cost	amortization	Net book Value
Office equipment	$19,328	$6,958	$12,370
Vehicles	17,886	11,959	5,927
Machinery and equipment	655,821	169,421	486,400
Leasehold improvements	22,120	9,479	12,641
	$715,155	$197,817	$517,338

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

8.	INTANGIBLE ASSETS

As at March 31, 2010, the net book value of intangible assets are follows:
		Accumulated
	Cost	amortization	Net book Value
Trade marks	$32,233	$11,605	$20,628

As at March 31, 2009 the net book value of intangible assets are follows:
		Accumulated
	Cost	amortization	Net book Value
Trade marks	$25,983	$5,198	$20,785

9.	TERM LOAN

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.25% are as follows:

Repayment of the term loan for the twelve month period ended March 31,

2011	$23,247
2012	24,497
2013	25,815
2014	27,203
2015	28,666
Thereafter	91,389
Total amount payable	220,817
Less Current portion	23,247
$197,570

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

10.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	March 31, 2010	March 31, 2009
Due to shareholder	$654,981	$527,957
Due to related party	546,684	39,676
	1,201,665	567,633
Less: discount to fair value	(158,571)	(122,125)
	$1,043,094	$445,508

The amounts due to shareholder and amounts due to related party are unsecured, non-interest bearing with no specific terms of repayment.  The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for operating capital and the purchase of machinery and equipment, primarily relating to the development of the composite flooring product.

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10%.   Imputed interest charged during the year ended March 31, 2010 was $51,695 (2009: $30,010).

During the year a related party paid some operating expenses on behalf of the Company resulting in short term amount payable to the related party.  This amount has no specific terms of repayment or interest and will be paid within the following fiscal year.  The amount outstanding at March 31, 2010 is $6,165 (2009: Nil).

The Company rents equipment used in the terminal operations on a month-to-month basis from a company owned by a relative of the CEO.  Rent expense for the year ended March 31, 2010 was $77,031 (2009: $66,927).    The rental rate paid by the Company to the related party is felt by management to be at market rates.

The CEO is the 49.9 % Noncontrolling shareholder of Conforce 1 Container Terminals, Inc.

11.	SHARE CAPITAL

Preferred Shares
At March 31, 2010, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at March 31, 2010 and March 31, 2009 no preferred shares were issued and outstanding.

Common Stock
At March 31, 2010 and March 31, 2009, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at March 31, 2010 and March 31, 2009, there were 120,001,000 shares issued and outstanding.

Stock Transactions
On October 31, 2008, the Company extended the VP Product Development’s employment agreement for twelve months to October 31, 2009.  Under this extension, the Company agreed to provide 320,000 common shares at the end of the period provided certain performance criteria is satisfied in connection with the development and commercialization of EKO-FLOR products.  If required, a founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.   At March 31, 2009, the performance criteria were not satisfied in connection to the development of the EKO-FLOR product and no common shares were transferred to the VP Product Development.    The agreement also provided for the granting of an additional 80,000 shares of common stock at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to provide these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the year ended March 31, 2010, the remaining 46,667 shares were expensed with a fair value of $5,418.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

In March 2009, effective April 1, 2009, the Company entered into an employment agreement with its Vice- President Business Development for an initial term of twelve months.  For the first six months of this agreement the VP Business Development would be entitled to 400,000 common stock in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at March 31, 2010, the 400,000 common shares have been expensed under this agreement with a fair value of $57,988, based on the trading value at the date of grant, being April 1, 2009.

In November 2009, the Company extended the VP Product Development’s employment agreement to April 30, 2010.  Under the terms of this extension, the Company agreed to provide 400,000 common shares conditional upon the successful certification of the EKO-FLOR for commercialization.  A founding shareholder agreed to provide these common shares.  The certification testing was completed in January 2010, and the 400,000 common shares are considered compensation.  The fair value of these shares is $60,524, based on the trading value at the date the certification was complete.

In January 2010, the Company agreed to issue 85,310 common shares to a service provider in settlement of outstanding invoices in lieu of cash.  A founding shareholder agreed to provide these shares. The fair value of the shares is $8,195, being the outstanding amount of the invoices settled.
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

Future lease commitments for the fiscal years ending:

2011	$365,028
2012	190,580
2013	10,942
$566,550

13.	INCOME TAXES

The provision for income taxes for the years ended March 31 consists of the following:
	2010	2009

Current income tax	$40,811	$12,690
Deferred income tax expense (benefit)	-	-
Provision for income taxes	$40,811	$12,690

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

The reconciliation of income tax expense (benefit) for the years ended March 31 computed combined federal and provincial statutory rate to income tax expense (benefit) is as follows:

	2010	2009
Income tax benefit at combined statutory tax of 33%	$(227,401)	(116,386)
Permanent differences, net	27,907	22,306
Other	4,736	-
Changes in valuation allowance	235,569	81,390
Income tax expense	$40,811	$12,690

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows:

	2010	2009
Net operating loss and other carry forwards	$272,310	$31,848
Property and equipment amortization	86,409	48,743
Intangible asset amortization	2,432	799
	361,151	81,390
Valuation allowance	(361,151)	(81,390)
Total deferred tax assets	$-	$-

As at March 31, 2010 the Company had net operating loss carry forwards of approximately $878,418 for both Federal and Provincial tax purposes, which expire in varying amounts between 2018 and 2020.  The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.
14.	FINANCIAL INSTRUMENTS

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods up to fiscal 2012.  The fair value of the Company’s related party loans totalled $1,043,094 as of March 31, 2010 and $445,508 as of March 31, 2009.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

15.	BUSINESS SEGMENTS

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

Business Segments - For the Year ended March 31, 2010:

	Container
	Terminals	EKO-FLOR	Consolidated
Revenues	$1,079,487	$920,937	$2,000,424

Costs of services and product revenue	503,345	888,453	1,391,798
Interest expense and bank charges	28,463	35,591	64,054
Amortization of long lived assets	19,656	112,036	131,692
Income tax expense	40,811	-	40,811
Other expenses	484,344	617,628	1,101,972
Noncontrolling interest	58,824	-	58,824
Net loss	$(55,956)	$(732,771)	$(788,727)

Total Assets, March 31, 2010

Container Terminals	$415,961
EKO-FLOR	833,493
Consolidated Total Assets	$1,249,454

For the year ended March 31, 2010, 90% of the Container Terminal revenue is generated from 2 major customers and 100% of the EKO-FLOR composite revenue is generated from a single customer.

Business Segments - For the year ended March 31, 2009:

	Container
	Terminals	EKO-FLOR	Consolidated
Revenues	$1,553,540	$346,211	$1,899,751

Costs of services and product revenue	813,224	384,730	1,197,954
Interest expense and bank charges	25,304	7,888	33,192
Amortization of long lived assets	22,447	130,528	152,975
Income tax expense	12,690	-	12,690
Other expenses	654,123	214,192	868,315
Noncontrolling interest	(7,579)	-	(7,579)
Net loss	$33,331	$(391,127)	$(357,796)

Total Assets, March 31, 2009

Container Terminals	$353,966
EKO-FLOR	734,401
Consolidated Total Assets	$1,088,367

For the year ended March 31, 2009, 95% of the container terminal revenue was generated by three major customers and 100% of the EKO-FLOR revenue was generated by a single customer.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2010 and 2009

16.	CHANGES IN NON-CASH WORKING CAPITAL

	2010	2009
Accounts receivable	$69,996	$219,708
Inventory	(27,101)	(71,847)
Prepaid expenses	(15,668)	-
Accounts payable and accrued liabilities	(93,859)	176,808
Income taxes payable	105,721	45,541
	$39,089	$370,210

17.	COMPARATIVE STATEMENTS

The comparative figures may be reclassified to conform with the current year’s presentation.