Form 10-Q
period 2010-06-30
Conforce International, Inc.
filed 2010-08-16
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes  ☐  No ☒

As of June 30, 2010, 120,001,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM BALANCE SHEETS
As at June 30, 2010 and March 31, 2010

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

	June 30, 2010	March 31, 2010

Assets
Current Assets
Cash	$101,685	$143,138
Accounts receivable	355,224	418,681
Inventory	129,843	108,688
Prepaid expenses	37,685	16,736
	624,437	687,243

Plant and equipment	476,895	527,422
Intangible assets	18,698	20,628
Other assets	13,512	14,161

	$1,133,542	$1,249,454

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$333,243	$396,004
Income taxes payable	254,120	263,164
Shareholder loan payable	5,882	6,165
Current portion of term loan (note 5)	21,514	23,247

	614,759	688,580
Deferred rent	29,663	36,260
Term loan (note 5)	183,776	197,570
Related party loans payable (note 6)	1,206,459	1,043,094

	2,034,657	1,965,504

Shareholders’ deficiency
Share capital (note 7)	9,157	9,157
Contributed surplus	599,262	531,825
Accumulated other comprehensive loss	(69,795)	(110,308)
Accumulated deficit	(1,687,102)	(1,407,113)
	(1,148,478)	(976,439)
Noncontrolling interest	247,363	260,389
Total shareholders’ deficiency	(901,115)	(716,050)

	$1,133,542	$1,249,454
Going concern (note 2) Commitment (note 8)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
For the three month periods ended June 30, 2010 and 2009

	2010	2009

Container service revenue	$292,505	$259,029
Composite product revenue	-	294,013
	292,505	553,042

Cost of services	145,510	111,904
Cost of product revenue	-	336,480
	145,510	448,384

Gross profit	146,995	104,658

Expenses
General and administrative	334,878	155,137
Research and development	5,253	-
Stock based compensation	43,533	30,330
Amortization of plant and equipment	27,281	28,685
Amortization of intangible assets	1,019	1,122
	411,964	215,274

Loss before non-operating items	(264,969)	(110,616)

Interest on related party loans payable (note 6)	20,813	10,406
Interest on term loan	2,873	2,840
Interest and bank charges	408	992
Loss on foreign exchange	827	8,713
	24,921	22,951
Loss before income tax and noncontrolling interest	(289,890)	(133,567)

Income tax expense	3,125	22,996

Loss	(293,015)	(156,563)

Noncontrolling interest	(13,026)	20,076

Net loss attributable to Conforce International Inc.	(279,989)	(176,639)

Other comprehensive income (loss):
Translation adjustment on foreign exchange	40,513	(7,077)

Total comprehensive loss	$(239,476)	$(183,716)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
For the three month periods ended June 30, 2010 and 2009

	2010	2009

Operating activities
Net loss attributable to Conforce International Inc.	$(279,989)	$(176,639)
Items not affecting cash
Amortization of plant and equipment	27,281	28,685
Amortization of intangible assets	1,019	1,122
Imputed interest on related party loans payable	20,813	10,406
Deferred rent	(5,109)	(3,216)
Stock based compensation	43,533	30,330
Noncontrolling interest	(13,026)	20,076
	(205,478)	(89,236)
Changes in non-cash working capital (note 11)	(46,777)	52,542

Net cash used in operating activities	(252,255)	(36,694)

Investing activities
Purchase of plant and equipment	-	(1,704)
Decrease in other assets	-	5,140

Net cash provided by investing activities	-	3,436

Financing activities
Repayment of term loan	(5,595)	(4,620)
Advances from related parties	221,725	77,109

Net cash provided by financing activities	216,130	72,489

Effect of foreign exchange on cash	(5,328)	6,178

Increase (decrease) in cash during the period	(41,453)	45,409

Cash, beginning of the period	143,138	72,232

Cash, end of the period	$101,685	$117,641

Supplemental cash flow information
Cash paid for interest	$2,873	$2,840

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS’ DEFICIENCY
For the three month periods ended June 30, 2010 and 2009

	Common Stock		Contributed	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Surplus	Deficit	(Loss) Income	Interest	Total
Balance as at March 31, 2010	120,001,000	$9,157	$531,825	$(1,407,113)	$(110,308)	$260,389	$(716,050)

Stock based compensation		-	43,533	-	-	-	43,533
Contributed capital for imputed interest		-	23,904	-	-	-	23,904
Net loss		-	-	(279,989)	-	-	(279,989)
Noncontrolling interest		-	-	-	-	(13,026)	(13,026)
Translation adjustment		-	-	-	40,513	-	40,513

Balance as at June 30, 2010	120,001,000	$9,157	$599,262	$(1,687,102)	$(69,795)	$247,363	$(901,115)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at June 30, 2010 the Company had net cash outflows from operations of $252,255 and will require additional funding which, if not raised, may result in the curtailment of activities. The Company has incurred a net loss of $279,989 for the three months ended June 30, 2010 and has an accumulated deficit of $1,687,102 as at June 30, 2010. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2010.   These interim consolidated financial statements follow the same accounting policies disclosed in the audited consolidated financial statements for the year ended March 31, 2010.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

4.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued ASC 810, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ", ("ASC 810"). ASC 810 requires (i) that non-controlling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC No. 810 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company adopted ASC No. 810 on April 1, 2009.

In December 2007, the FASB issued Statement ASC 805, “Business Combinations”. The standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC 805 is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date and is not expected to have a material impact on the financial statements.

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered not authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. Adoption by the Company did not have a material impact on its consolidated financial position, results of operation or cash flows.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

5.	TERM LOAN

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at the current rate of 5.75% are as follows:

Repayment of the term loan for the twelve month period ended June 30,

2011	$21,514
2012	22,739
2013	24,081
2014	25,503
2015	27,009
Thereafter	84,444
Total amount payable	205,290
Less Current portion	21,514
$183,776

6.	RELATED PARTY LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

	June 30, 2010	March 31, 2010
Due to shareholder	$624,958	$654,981
Due to related party	735,789	546,684
	1,360,747	1,201,665
Less: discount to fair value	(154,288)	(158,571)
	$1,206,459	$1,043,094

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

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

The loans have been advanced at different increments depending on the needs of the Company and repayment is not expected to occur until 2012.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10%.   The imputed interest rate is calculated at Prime + 4%.   Imputed interest for the three months ended June 30, 2010 was $20,813 (2009: $10,406)

The Company rents certain equipment on a month to month basis from a company owned by a relative of the CEO.  Rent expense for the three months ended June 30, 2010 was $29,775 (2009: $12,561).    The rental rate paid by the Company to the related party is felt by management to be at market rates.

The CEO is the 49.9 % minority shareholder of Conforce 1 Container Terminals, Inc.  Subsequent to the quarter end the Company agreed to sell the 50.1% ownership interest in Conforce 1 Container Terminals Inc. to the CEO.  (See subsequent events note 12)

7.	SHARE CAPITAL

Preferred Shares
At June 30, 2010, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at June 30, 2010 and March 31, 2010 no preferred shares were issued and outstanding.

Common Stock
At June 30, 2010 and March 31, 2010, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at June 30, 2010 and March 31, 2010 there were 120,001,000 shares issued and outstanding.

Stock Transactions
On October 31, 2008, the Company extended the VP Product Development Employment Agreement for twelve months to October 31, 2009.  Under this extension, the Company granted 80,000 common shares at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to provide these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the three months ended June 30, 2009, an additional 20,000 were expensed under this compensation arrangement with a fair value of $2,228.  The remainder of these shares were expensed subsequent to June 30, 2009 in the year ended March 31, 2010.

Effective April 1, 2009, the Company entered into an employment agreement with its Vice- President Business Development for an initial term of twelve months.  For the first six months of this agreement the VP Business Development would be entitled to 400,000 common shares in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at June 30, 2009, 200,000 common shares have been expensed under this agreement with a fair value of $28,102, based on the trading value at the date of grant, being April 1, 2009.   The remainder of these shares with a fair value of $29,866, were expensed subsequent to June 30, 2009 in the year ended March 31, 2010.

In November 2009, the Company extended the VP Product Development’s employment agreement to April 30, 2010.  Under the terms of this extension, the Company agreed to provide 400,000 common shares, conditional upon the successful certification of the EKO-FLOR product for commercialization.  A founding shareholder agreed to provide these common shares.  The certification was completed in January 2010 and the 400,000 common shares with a fair value of $60,524 were considered compensation and expensed in the year ended March 31, 2010.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

Effective April 1, 2010, the Company extended the employment agreement with its Vice- President Business Development for an additional twelve month term.  Under this agreement the VP Business Development would be entitled to 600,000 common shares upon the completion of the twelve month period.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at June 30, 2010, 150,000 common shares have been expensed under this agreement with a fair value of $22,225, based on the trading value at the date of grant, being April 1, 2010.

Effective May 1, 2010, the Company extended the employment agreement with its Vice-President Product Development for an additional twelve month term.  Under this agreement the VP Product Development would be entitled to 400,000 common shares upon the completion of twelve months employment..  In addition the VP Product Development is entitled to an additional 200,000 common shares conditional on certain milestones being completed within the twelve month period.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement. As at June 30, 2010, a total of 66,667 common shares have been expensed under this agreement with a fair value of $11,855, based on the trading value at the date of the grant, being May 1, 2010.  The compensation tied to the certain milestones have not been expensed as the conditions have not been met as at June 30, 2010, consequently no expense has been recorded for the conditional consideration.

During the three month period ended June 30, 2010, the Company issued 97,652 common shares to a service provider, in settlement of outstanding invoices in lieu of cash.  A founding shareholder agreed to provide these shares.  The fair value of the shares is $9,453, being the outstanding amount of the invoices settled.

8.	COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are $3,918.  The Company will continue to lease this office space subsequent to the sale of Conforce 1 Container Terminals Inc to the CEO (see subsequent event note 12).

The Company leases container terminal site space under a lease which originally ran from April 2004 to March 2007. The lease was renewed in April 2007 for an additional five year term to March 2012 with monthly lease payments of approximately $15,780 per month.  This lease obligation remains with Conforce 1 Container Terminals Inc. and subsequent to June 30, 2010, the Company is no longer committed to this obligation.

In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are approximately $9,332 and will run until March 2012.

Future lease commitments for the fiscal years ending:

2011	$119,254
2012	47,013
$166,267

9.	FINANCIAL INSTRUMENTS

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods up to fiscal 2012.  The fair value of the Company’s related party loans totalled $1,206,459 as of June 30, 2010 and $1,043,094 as of March 31, 2010.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

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

Business Segments –For the three months ended June 30, 2010

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$292,505	$-	$292,505

Costs of services and product revenue	145,510	-	145,510
Interest expense	8,274	15,820	24,094
Amortization of long lived assets	4,367	23,933	28,300
Income tax expense	3,125	-	3,125
Other expenses	132,869	251,622	384,491
Noncontrolling interest	(13,026)	-	(13,026)
Net income (loss)	$11,386	$(291,375)	$(279,989)

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

Total Assets, June 30, 2010

Container Terminals	$399,969
EKO-FLOR	733,573

Consolidated Total Assets	$1,133,542

For the three months ended June 30, 2010, 87% of the Container Terminal revenue is generated from 2 major customers.

Business Segments –For the three months ended June 30, 2009

	Container
	Terminals	EKO-FLOR	Consolidated

Revenues	$259,029	$294,013	$553,042

Costs of services and product revenue	111,904	336,480	448,384
Interest expense	7,378	6,860	14,238
Amortization of long lived assets	4,506	25,301	29,807
Income tax expense	22,996	-	22,996
Other expenses	72,012	122,168	194,180
Noncontrolling interest	20,076	-	20,076
Net income (loss)	$20,157	$(196,796)	$(176,639)

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three month periods ended June 30, 2010 and 2009

Total Assets, June 30, 2009

Container Terminals	$397,175
EKO-FLOR	626,000

Consolidated Total Assets	$1,023,175

For the three months ended June 30, 2009, 97% of the Container Terminal revenue is generated from 3 customers.

11.	CHANGES IN NON-CASH WORKING CAPITAL
	2010	2009

Accounts receivable	$45,826	$117,031
Inventory	(27,060)	44,552
Prepaid expenses	(22,483)	-
Accounts payable and accrued liabilities	(46,185)	(176,548)
Income taxes payable	3,125	67,507

	$(46,777)	$52,542

12.	SUBSEQUENT EVENT

Subsequent to the quarter ended June 30, 2010, the Company, with majority shareholder approval as required by the State of Delaware, entered into an agreement to sell its 50.1% interest in the container terminal business to Marino Kulas, CEO of Conforce International Inc, (“Purchaser”) for the sum of $417,989 (CAD $445,000).  The purchase price is subject to a review by a qualified independent third party and may be adjusted according to the outcome of this review.

Consideration will be in the form of reducing the amounts the Company owes to related parties, specifically Marino Kulas and Tony Kulas.  The Purchaser will assume certain property and equipment leases and assume all obligations related to the container terminal business.  In addition the Purchaser will personally indemnify the Company with respect to any claims or demands applicable to the container terminal business.

13.	COMPARATIVE STATEMENTS

The comparative figures have been reclassified to conform with the current year’s presentation.

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

PLAN OF OPERATIONS

In fiscal 2011, the Company’s primary focus continues to be on the commercialization of EKO-FLOR.

As a result of the successful testing and evaluation of the composite product during the fourth quarter of 2010, and the resulting positive feedback, the Company is focusing its attention solely on the commercialization of its EKO-FLOR product line, as described below.  Consequently, subsequent to the three months ended June 30, 2010, the Company, with majority shareholder approval as required by the State of Delaware, entered into an agreement to sell its 50.1% interest in the container terminal business to Marino Kulas, CEO of Conforce International Inc, (“Purchaser”) for the sum of $417,989 (CAD $445,000).  The purchase price is subject to a review by a qualified independent third party and may be adjusted according to the outcome of this review.  Consideration will be in the form of reducing the amounts the Company owes to related parties, specifically Marino Kulas and Tony Kulas.  The Purchaser will assume certain property and equipment leases and assume all obligations related to the container terminal business.  In addition the Purchaser will personally indemnify the Company with respect to any claims or demands applicable to the container terminal business.

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2011 and 2012, where the Company believes significant growth potential exists with the introduction of composite flooring to the transportation industry. Should the container industry in 2011 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers, the Company would still experience significant growth assuming we are able to meet expectations of orders totalling approximately 60,000 units or approximately 2% of total new build volume.

EKO-FLOR cs-4:    The Company expects that trials with two major shipping lines will be completed in or around October 2010. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around August 2011. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured and that such commitments are in-line with Conforce expectations of approximately 45,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be between $8 and $10 million dollars.  Currently, there is no such financing in place, although there have been numerous discussions with a number of interested parties.   However, there are no guarantees that the Company will be able to obtain close on these discussions under reasonable terms.

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

EKO-FLOR xts:  Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest. As such, the Company is reviewing its options as they relate to the establishment of a manufacturing facility in the United States. The Company projects that the amount required will be between $7 and $8 million dollars. Currently, there is no such financing in place, although there have been numerous discussions with a number of interested parties, however, similar to the cs-4 funding requirements, there are no guarantees that the Company will be able to obtain close on these discussions under reasonable terms.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.  As at June 30, 2010 the Company had net cash outflows from operations of $252,255 and will require additional funding which, if not raised, may result in the curtailment of activities.  The Company has incurred a net loss of $279,989 for the three months ended June 30, 2010 and has an accumulated deficit of $1,687,102 as at June 30, 2010.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

The Company intends to raise, either through a Public Offering of its securities or a Private Placement, the capital required for the establishment and operation of a multi-line EKO-FLOR manufacturing facilities in the United States and Asia, which is currently estimated to be between $15 and $18 million dollars.  The Company will make the decision in terms of its production expansion into Asia at such time as the trials of EKO-FLOR cs-4 are completed (currently projected to be completed in or around October of 2010) and if it has received a firm commitment(s) from shipping line(s) and/or leasing companies for the production of EKO-FLOR cs-4.

The Company does not currently have any outstanding lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $250,000 payable over 10 years (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

The Company does not have any finalized agreements in place to finance its operations for the next 12 months, although it is attempting to secure funds, in the amount of approximately $300,000, by way of non-interest bearing, non-callable loans from certain minority founding shareholders. It is anticipated that these shareholders intend to raise sufficient capital for the aforementioned related party loans through the sale of a portion of their Conforce common stock holdings by way of private transactions with accredited investors.  Proceeds from the sale will be loaned to Conforce, in whole or in part, net of applicable taxes and fees if applicable, at the sole discretion of such minority founding shareholders. Proceeds from these transactions will be used to fund operations over the next 12 months.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED JUNE 30, 2010 COMPARED TO THE INTERIM PERIOD ENDED JUNE 30, 2009

The Company had gross revenues of $292,505 with a net loss attributable to Conforce International Inc. of $279,989 for the three months ended June 30, 2010, compared to gross revenues of $553,042 and a net loss of $176,639 for the three months ended June 30, 2009.  The decrease in gross revenue is entirely attributable to no revenues from the sale of composite products during the three months ended June 30, 2010.  During the first quarter of 2009, the Company was producing and delivering EKO-FLOR shelving in the amount of $294,013.  The container service revenue increased to $292,505 for the three month period ended June 30, 2010 compared with $259,029 for the three months ended June 30, 2009.  This increase of $33,476 or 13% is primarily attributable to the increased shipping traffic experienced from the economic downturn during the prior year.

The Company had costs of revenues of $145,510 for the three months ended June 20, 2010, compared with $448,384 for the three months ended June 30, 2009.  This decrease is attributable to no revenues and no associated costs in the EKO-FLOR composite product sales.   For the container terminal operations, the cost of services was $111,904 for the three months ended June 30, 2009.  The $33,606 increase in the cost of services is attributable to the increased revenues from the container terminal.

The Company had a gross profit of $146,995 for the three months ended June 30, 2010 compared with a gross profit of $104,658 for the period ended June 30, 2009, an increase of $42,337.  This is attributable to the reduction of the Composite product revenue that experienced negative margins due to it being the first EKO-FLOR production run.  The gross margin for the container terminal operations was 50.2% for the three months ended June 30, 2010, compared with 57% for the three months ended June 30, 2009.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities.  For the three months ended June 30, 2010, general and administrative expenses were $334,878, compared with $155,137 for the same period in 2009.  The increase in general and administrative expenses is primarily a result of additional professional and consulting fees incurred during the three months ended June 30, 2010 compared with the same period in 2009.  In additional, there was a slight increase in the compensation for senior management that were retained for a lesser amount during 2009, additional costs associated with the improvement of financial reporting and disclosure and to retain expertise in preparation of raising funds as the Company looks to larger scale manufacturing.

Research and development for the three months ended June 30, 2010 was $5,253 compared with nil for the same period in 2009.  There has been minimal research and development outside of increased knowledge and experience in producing EKO-FLOR components.

Stock based compensation for the three months ended June 30, 2010 was $43,533 compared with $30,330 for the same period in 2009.  The increase in stock based compensation is primarily attributable to the extension of the twelve month employment contracts for the Vice-President of Business Development and the Vice-President of Product Development for EKO-FLOR.  Under these employment extensions, both individuals are entitled to receive up to 600,000 common shares each upon achieving certain milestones.  A founder and shareholder has agreed to provide the common shares to satisfy these grants.  In addition an independent service provider has been compensated in lieu of cash for services provided.

Amortization of plant and equipment for the three months ended June 30, 2010 was $27,281 compared with $28,685 for the same period in 2009.  The slight decrease is attributable to the declining balance method of calculating the amortization.

For the three months ended June 30, 2010, the Company expensed $20,813 for the imputed interest on related party loans compared with $10,406 for the same period in 2009.  This increased expense is attributable to the increased amounts of funds advanced by related parties throughout 2010 and the first quarter of fiscal 2011.  The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 10% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

 OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $333,243 at June 30, 2010 compared with $396,004 at March 31, 2010, a decrease of $62,761, reflecting the reduction in the year end payables after the completion of the EKO-FLOR sales in January 2010 and the limited EKO-FLOR activity in the first quarter of fiscal 2011.

At June 30, 2010, the Company has related party loans payable to Marino Kulas, CEO of $624,958 and other related parties in the amount of $735,789 for a total of $1,360,747 compared with $1,201,665 for the year ended March 31, 2010.  The related party loans payable are interest free with no fixed terms of repayment and are not expected to be repaid until 2012. These loans have been advanced at different increments depending on the needs of the Company.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10% and the imputed interest for the three months ended June 30, 2010 was $20,813 compared with $10,406 for the same period in 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, June 30, 2010, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

The Chief Executive Officer and the Acting Chief Financial Officer have concluded, based on their evaluation, that as at the end of the period covered in this report, the Company’s disclosure controls and procedures are not effective due to internal control weaknesses as discussed below:

Identification of a Material Weakness

While Management believes that disclosure controls have improved, it has identified as a material weakness, a lack of accounting direction for the daily accounting functions and guidance and direction in the proper accounting for transactions.  This lack of direction results in a number of quarter end adjustments that detract from effectiveness of ongoing monitoring and oversight by management as well as reliance on external consultants to make the necessary corrections during the preparation of the financial report preparation.   Specific areas of concern that were noted include the incorrect recording of transactions, a lack of timely reconciliations and an absence of supporting schedules.

Changes in Internal Control Over Financial Reporting

Management has engaged the services of a chartered accountant, for the preparation of the quarter and year end reporting and will continue to look to further strengthen the finance and accounting group with a CFO and qualified support staff.

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

Removed and Reserved.

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

Conforce International, Inc.

Aug 16, 2010	By:	/s/ Marino Kulas
Marino Kulas
Chairman & CEO