Form 10-Q
period 2010-09-30
Conforce International, Inc.
filed 2010-11-15
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes  ☐  No ☒

As of September 30, 2010, 120,001,000 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
As at September 30, 2010 and March 31, 2010

	September 30, 2010	March 31, 2010

Assets
Current Assets
Cash	$1,501	$146,304
Accounts receivable	217,929	83,760
Inventory	37,172	108,688
Prepaid expenses	2,915	16,736
Current assets of discontinued operations (note 11)	-	331,755
	259,517	687,243

Plant and equipment	438,478	459,229
Intangible assets	18,327	20,628
Other non-current assets	33,502	14,161
Non-current assets of discontinued operations (note 11)	-	1,212,653

	$749,824	$2,393,914

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$167,822	$189,367
Current portion of term loan (note 5)	22,538	23,247
Current liabilities of discontinued operations (note 11)	-	475,967

	190,360	688,581
Deferred rent	4,145	8,779
Related party loans payable (note 6)	1,637,089	1,824,168
Term loan (note 5)	184,382	197,570
Non-current liabilities of discontinued operations (note 11)	-	390,866

	2,015,976	3,109,964

Shareholders’ deficiency
Share capital (note 7)	9,157	9,157
Contributed surplus	616,469	531,825
Accumulated other comprehensive income (loss)	(90,517)	(110,308)
Accumulated deficit	(1,801,261)	(1,407,113)
	(1,266,152)	(976,439)

Noncontrolling interest in discontinued operations	-	260,389
Total shareholders’ equity (deficiency)	(1,266,152)	(716,050)

	$749,824	$2,393,914
Going concern (note 2) Commitments (note 8)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
For the three and six month periods ending September 30, 2010 and 2009

	Three months ended		Six months ended
	September	September	September	September
	2010	2009	2010	2009

Composite product revenue	$55,719	$287,636	$55,719	$581,649

Cost of product revenue	59,295	261,130	59,295	597,610
Gross profit	(3,576)	26,506	(3,576)	(15,961)

Expenses
General and administrative	161,022	72,797	363,031	155,921
Research and development	6,629	-	11,882	-
Stock based compensation (note 7)	47,279	32,255	90,812	62,585
Amortization of plant and equipment	25,838	27,383	48,753	51,562
Amortization of intangible assets	1,008	1,193	2,027	2,315

	241,776	133,628	516,505	272,383

Loss before non-operating items	(245,352)	(107,122)	(520,081)	(288,344)

Interest on related party loans payable (note 6)	15,009	5,154	27,836	9,104
Interest on term loan	2,961	2,887	5,834	5,727
Interest and bank charges	278	89	397	159
Foreign exchange loss	1,233	2,601	2,060	11,314
Loss before discontinued operations and non-controlling interest in subsidiary	(264,833)	(117,853)	(556,208)	(314,648)

Gain on sale of subsidiary company	(150,675)	-	(150,675)	-
Net loss (income) on discontinued operations (note 11)	-	(42,076)	1,641	(82,308)

Loss	(114,158)	(75,777)	(407,174)	(232,340)

Noncontrolling interest	-	20,995	(13,026)	41,071

Net loss attributable to Conforce International Inc.	(114,158)	(96,772)	(394,148)	(273,411)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	(20,722)	(18,420)	19,791	(25,497)

Total comprehensive loss	$(134,880)	$(115,192)	$(374,357)	$(298,908)

Loss per share - basic and diluted
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
From discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	120,001,000	120,001,000	120,001,000	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
For the six month periods ending September 30, 2010 and 2009

	September 30	September 30
	2010	2009
Operating activities
Net loss attributable to Conforce International Inc.	$(394,148)	$(273,411)
Items not affecting cash
Amortization of plant and equipment	48,753	51,562
Amortization of intangible assets	2,027	2,315
Imputed interest on related party loans payable	27,836	9,104
Deferred rent	(4,492)	(4,116)
Stock based compensation	90,812	62,585
Gain on sale of discontinued operations	(150,675)	-
	(379,887)	(151,961)
Changes in non-cash working capital (note 13)	(70,161)	71,193
Net cash used in operating activities	(450,048)	(80,768)

Net cash used in discontinued operations	(30,855)	(42,911)

Investing Activities
Purchase of plant and equipment	(33,902)	(11,916)
Increase in non-current assets	(19,393)	(377)

Net cash used in investing activities	(53,295)	(12,293)

Cash provided by investing activities for discontinued operations	-	2,770

Financing Activities
Repayment of term loan	(10,989)	(9,672)
Advances from related parties	396,274	27,728

Cash provided by financing activities	385,285	18,056

Cash provided by financing activities from discontinued operations	5,102	46,303

Effect of foreign exchange on cash	(992)	5,867

Decrease in cash during the period	(144,803)	(62,976)

Cash, beginning of period	146,304	72,232

Cash, end of period	$1,501	$9,256

Supplemental cash flow information
Cash paid for interest	$5,834	$5,727

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the six month period ended September 30, 2010

	Common Stock		Contributed	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Surplus	Deficit	Income (loss)	Interest

Balance as at March 31, 2010	120,001,000	9,157	$531,825	$(1,407,113)	$(110,308)	$260,389	$(716,050)

Stock based compensation		-	90,812	-	-	-	90,812
Gain on imputed interest		-	(6,168)	-	-	-	(6,168)
Noncontrolling interest		-	-	-	-	(13,026)	(13,026)
Net loss		-	-	(394,148)	-	-	(394,148)
Translation adjustment		-	-	-	19,791	-	19,791
Sale of interest in subsidiary		-	-	-	-	(247,363)	(247,363)

Balance as at September 30, 2010	120,001,000	$9,157	$616,469	$(1,801,261)	$(90,517)	$-	$(1,266,152)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month period ended September 30, 2010

1.	DESCRIPTION OF BUSINESS

The Company has developed a polymer based composite flooring system for the transportation industry trademarked under the name EKO-FLOR through its 100% owned subsidiary Conforce Containers Corporation.  The composite flooring product has been designed to provide an environmentally friendly product to increase ocean-going container and highway trailer performance while reducing overall costs.

The Company was incorporated on May 18, 2004 in the state of Delaware as Now Marketing Corp. and was renamed on May 25, 2005 to Conforce International Inc.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the six months ended September 30, 2010 the Company had net cash outflows from continuing operations of $450,048 and will require additional funding which, if not raised, may result in the curtailment of activities. Subsequent to the end of the quarter, the Company closed on a private placement in the amount of $2 million.  The Company has incurred a net loss of $394,148 for the six months ended September 30, 2010 and has an accumulated deficit of $1,801,261 as at September 30, 2010. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2010.   These interim consolidated financial statements follow the same accounting policies as the audited consolidated financial statements for the year ended March 31, 2010.  Certain operations were sold during the three months ended September 30, 2010 and the comparative financial statements have classified the applicable assets, liabilities, cash flows and income and loss as held for sale.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month period ended September 30, 2010

4.           NEW ACCOUNTING STANDARDS

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.75% are as follows:

Repayment of the term loan for the twelve month period ended September 30,

2011	$22,538
2012	23,868
2013	25,278
2014	26,771
2015	28,351
Thereafter	80,114
Total amount payable	206,920
Less Current portion	22,538
$184,382

6.	RELATED PARTY LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

	September 30, 2010	March 31, 2010
Due to shareholder	$-	$224,143
Due to related parties	1,812,950	546,684
	1,812,950	770,827
Less: discount to fair value	(175,862)	(91,119)
	1,637,089	679,708
Fair value of amount due to discontinued operations	-	1,144,460
	$1,637,089	$1,824,168

8

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month period ended September 30, 2010

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

The loans have been advanced at different increments depending on the needs of the Company and repayment was estimated to occur in 2012.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on March 31, 2012 with imputed interest charged at rates between 6.25% and 10%.   Imputed interest for the three and six month periods ended September 30, 2010 was $15,009 and $27,836 respectively (2009: $ 5,154 and $9,104 respectively).

During the quarter ended September 30, 2010, the Company sold its 50.1% interest in the container terminal business to Marino Kulas, the CEO of Conforce International for the sum of $417,989 (CAD $445,000).  The consideration is in the form of a reduction of the face value of the related party loans payable.
The gain on the sale of the container terminal is calculated as follows:

Fair value of consideration received	$417,989
Carrying value of noncontrolling interest	247,363
Less carrying value of net book value of assets of
discontinued operations	(514,677)

Gain on sale of discontinued operations	$150,675

7.	SHARE CAPITAL

Preferred Shares
At September 30, 2010, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at September 30, 2010 and March 31, 2010 no preferred shares were issued and outstanding.

Common Stock
At September 30, 2010 and March 31, 2010, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at September 30, 2010 and March 31, 2010 there were 120,001,000 shares issued and outstanding.

Stock Transactions
On October 31, 2008, the Company extended the VP Product Development Employment Agreement for twelve months to October 31, 2009.  Under this extension, the Company granted 80,000 common shared at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to provide these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the six months ended September 30, 2009, an additional 40,000 were expensed under this compensation arrangement with a fair value of $4,597.  The remainder of these shares were expensed subsequent to September 30, 2009 in the year ended March 31, 2010.

Effective April 1, 2009, the Company entered into an employment agreement with its Vice- President Business Development for an initial term of twelve months.  For the first six months of this agreement the VP Business Development would be entitled to 400,000 common shares in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at September 30, 2009, 400,000 common shares have been expensed under this agreement with a fair value of $57,988, based on the trading value at the date of grant, being April 1, 2009.

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month period ended September 30, 2010

In November 2009, the Company extended the VP Product Development’s employment agreement to April 30, 2010.  Under the terms of this extension, the Company agreed to provide 400,000 common shares, conditional upon the successful certification of the EKO-FLOR product for commercialization.  A founding shareholder agreed to provide these common shares.  The certification was completed in January 2010 and the 400,000 common shares were considered compensation and expensed in the year ended March 31, 2010 with a fair value of $60,525.

Effective April 1, 2010, the Company extended the employment agreement with its Vice- President Business Development for an additional twelve month term.  Under this agreement the VP Business Development would be entitled to 600,000 common shares upon the completion of the twelve month period.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at September 30, 2010, 300,000 common shares have been expensed under this agreement with a fair value of $44,115, based on the trading value at the date of grant, being April 1, 2009.

Effective May 1, 2010, the Company extended the employment agreement with its Vice-President Product Development for an additional twelve month term.  Under this agreement the VP Product Development would be entitled to 400,000 common shares upon the completion of the twelve month period.  In addition the VP Product Development is entitled to an additional 200,000 common shares conditional on certain milestone being completed within the twelve month period.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement. As at September 30, 2010, a total of 166,667 common shares have been expensed under this agreement with a fair value of $29,477, based on the trading value at the date of the grant, being May 1, 2010.  The compensation tied to the certain milestones has not been expensed as the conditions have not been met as at September 30, 2010, consequently no expense has been recorded for the conditional consideration.

During the six month period ended September 30, 2010, the Company issued 177,907 common shares to a service provider, in settlement of outstanding invoices in lieu of cash.  A founding shareholder agreed to provide these shares.  The fair value of the shares is $17,220, being the outstanding amount of the invoices settled.

8.	COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are approximately $4,053.

In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are approximately $9,656 and will run until March 2011.

Future lease commitments for the fiscal years ending:

2011	$82,253
2012	48,640
$130,893

9.	FINANCIAL INSTRUMENTS

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

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month period ended September 30, 2010

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods up to fiscal 2012.  The fair value of the Company’s related party loans totalled $1,637,089 as of September 30, 2010 and $1,824,168 as of March 31, 2010.

10.	BUSINESS SEGMENTS

Prior to June 30, 2010, the Company operated in two reportable business segments; Container Terminal and EKO-FLOR.  The Container Terminal operations was organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company and responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing and marketing of the Company’s EKO-FLOR product.

Effective July 1, 2010, the Company sold its interest in the container terminal business resulting in a single reportable business segment.

11.	DISCONTINUED OPERATIONS

Effective July 1, 2010, the Company sold its interest in Conforce 1 Container Terminals, a 50.1% owned subsidiary to the Company’s Chairman and CEO and the container terminal’s minority shareholder (see note 6 Related party transactions).  As a result of this transaction, for comparative purposes, the results of this subsidiary are presented separately on the consolidated statements of operations as discontinued operations.  An analysis of the financial results of the discontinued operations is as follows:

	Three months ended		Six months ended
	September	September	September	September
	2010	2009	2010	2009

Revenues	$-	$265,702	$292,505	$524,731
Cost of revenues	-	128,096	145,510	240,000
Gross profit	-	137,606	146,995	284,731
Expenses	-	71,425	145,511	155,322
Income before tax of discontinued operations	-	66,181	1,484	129,409
Income tax expense	-	24,105	3,125	47,101
Income (loss) from discontinued operations	$-	$42,076	$(1,641)	$82,308

Conforce International Inc.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the six month period ended September 30, 2010

The financial position of the discontinued operations as at March 31, 2010 was:

March 31, 2010

Cheques issued in excess of cash	$(3,166)
Accounts receivable	334,921
Plant and equipment	68,193
Loan receivable from Conforce Corporation	1,144,460
Accounts payable and accrued liabilities	(206,638)
Income taxes payable	(263,164)
Shareholder loan payable	(6,165)
Deferred rent	(27,481)
Related party loans payable	(363,385)
Net book value of discontinued operations	677,575

12.	ECONOMIC DEPENDENCE

For the three months and six month period ended September 30, 2010, revenue was generated from two customers.  For the three and six months period ended September 30, 2009, revenue was generated from a single customer.

13.	CHANGES IN NON-CASH WORKING CAPITAL

	Six month period ended
	September 30	September 30
	2010	2009

Accounts receivable	$(134,343)	$51,189
Inventory	69,655	71,660
Prepaid assets	13,515	-
Accounts payable and accrued liabilities	(18,988)	(51,656)
	$(70,161)	$71,193

14.	SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2010, the Company sold 13,333,333 common shares at $0.15 per share for gross proceeds of $2,000,000 with costs of $120,000 for net proceeds of $1,880,000.  As part of the terms of the financing, the repayment of the related party loans payable are required to be deferred for 10 years after the date of the original advance but before April 2017.  Consequently, the fair value of the related party loans payable will be recalculated to reflect this extended estimate of the term before repayment.  This recalculation will result in an additional discount of $642,635 which will be charged to contributed surplus.

Subsequent to the quarter ended September 30, 2010, the Company acquired a 155,000 square foot production facility on approximately 16.5 acres of land in Indiana, USA for $400,000.  This facility will be used for the manufacturing of the EKO-FLOR panels for the North American trailer industry.

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

With the successful testing and certification of the flooring system to-date and the resultant positive response from potential customers, the Company is focusing its attention on the three EKO-FLOR products, as described below.  Consequently, subsequent to the three months ended  June 30, 2010, the Company entered into an agreement to sell its 50.1% interest in the container terminal business to Marino, Kulas, CEO of Conforce International Inc, (“Purchaser”) for the sum of $417,989 (CAD $445,000).  The purchase price is subject to a review by a qualified independent third party and may be adjusted according to the outcome of this review. Consideration will be in the form of reducing the amounts the Company owes to related parties, specifically Marino Kulas and Tony Kulas.  The Purchaser will assume certain property and equipment leases and assume all obligations related to the container terminal business.  In addition the Purchaser will personally indemnify the Company with respect to any claims or demands applicable to the container terminal business.

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2011, where the Company believes significant growth potential exists with the introduction of composite flooring to the transportation industry. To that end, on October 15, 2010, the Company purchased a 155,000 square foot facility in Peru, Indiana dedicated to the production of EKO-FLOR xts panels for the highway trailer industry. The Company expects to be ramping up volume in January 2011 with full production commencing in April 2011. The Company also expects to establish manufacturing operations in China in 2011 for the production of EKO-FLOR cs-4 panels for the container industry.

EKO-FLOR cs-4:    The Company expects that trials with two major shipping lines will be completed in calendar 2010. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around August 2011. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured and that such commitments are in-line with Conforce expectations for year one production, the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be between $8 and $10 million dollars.  Currently, there is no such financing in place, although there have been numerous discussions with a number of interested parties.   However, there are no guarantees that the Company will be able to obtain close on these discussions under reasonable terms.

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

EKO-FLOR xts:  Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest. As such, the Company has purchased a facility in Peru, Indiana for the production of xts panels. At full capacity, the output of the facility is flooring for 50,000 full sized 53’ highway trailers. The Company projects that the amount required will be between $7 and $8 million dollars, of which subsequent to the end of the quarter, two million was raised in a private placement. Currently, for the balance of approximately $6 million, there is no financing in place although there have been numerous discussions with a number of interested parties, however, similar to the cs-4 funding requirements, there are no guarantees that the Company will be able to close on these discussions under reasonable terms.

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to the end of the quarter the Company has raised, by way of a private placement gross proceeds of $2,000,000 with costs of $120,000 for net proceeds of $1,880,000.  This Company issued a total of 13.3 million shares at $0.15 per share, being the price at the time the terms of the issuance were established.  The use of these funds is intended to commence the process for the establishment of a manufacturing facility in the United States.  Subsequent to the capital raise the Company closed on the acquisition of a 155,000 square foot facility in Peru, Indiana which will be outfitted with the necessary plant and equipment to manufacture EKO-FLOR products for the transportation industry.

,The Company also intends to raise, either through a Public Offering of its securities, a Private Placement, the use of Debt financing instruments, or combination thereof, the capital required for the establishment and operation of multi-line EKO-FLOR manufacturing facilities in Asia, which combined with expansion of the United States facility, are currently estimated to be approximately $17 million.  The company will make the decision in terms of the establishment of these production facilities at such time as volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured with shipping lines, leasing companies, trailer owners / operators, and container and trailer manufacturers.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTH INTERIM PERIODS ENDED SEPTEMBER 30, 2010 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 20, 2009.

For the three and six month periods ended September 30, 2010 the Company had gross revenues of $55,719 compared with gross revenues of $287,636 for the three month period ended September 30, 2009 and $581,649 for the six month period ended September 30, 2009.    The significant decrease in revenues is a result of the Company moving from the development of the EKO-FLOR product into trial production orders for customers.  During the three months ended September 30, 2010 the Company had two trial orders while in 2009 there was a single order for EKO-FLOR ms-1 military shelving that was being fulfilled throughout the six month period ended September 30, 2009.  It is expected that revenue will increase as the Company moves into the early manufacturing phase of its development.

For the three and six month periods ended September 30, 2010, cost of revenues was $59,295 compared with $261,130 for the three month period ended September 30, 2009 and $597,610 for the six month period ended September 30, 2009.  The decrease in cost of revenues is attributable to the change in revenues.  Gross margins for the three months ended September 30, 2010 were negative 6% compared with 9% and negative 3% for the three and six month periods ended September 30, 2009 respectively.   The negative margins in 2010 are primarily a result of the limited production to fulfill the limited trial orders.  For 2009 the low and negative margins were because the manufacturing of the EKO-FLOR ms-1 composite product which was entirely outsourced to a contract manufacturer.

General and administrative expenses consist of labour and salaries, rent, professional fees, utilities and office supplies.  General and administrative expenses for the three and six month periods ended September 30, 2010 were $161,022  and $363,031 respectively, compared with $72,797 and $155,921 for the three and six month periods ended September 30, 2009.   For the three months ended September 30, 2010, the increase in general and administrative expenses is due to additional professional fees incurred in order to improve the financial reporting information.  In addition, the Company employed additional people during the three months ended September 30, 2010 compared with the same period in 2009 for the operation of the equipment and handling of raw and finished goods. In addition the Vice-president of business development was not receiving cash compensation during the three months ended September 30, 2009.  Finally there were additional advertising and travel expenses incurred during the three months ended September 30, 2010 to promote and demonstrate the EKO-FLOR product.  Similarly, for the six months ended September 30, 2010 the increase is primarily attributable to the additional professional fees to improve the financial reporting of the Company and the additional people hired as either consultants or employees.  In 2009 the manufacturing was outsourced, consequently the handing of raw and finished goods was minimal.

 Research and development costs consist of materials, supplies and consultants for the development of the EKO-FLOR product.  Research and development costs for the three and six month periods ended September 30, 2010 were $6,629 and $11,882 respectively, compared with nil for both the three and six month periods ended September 30, 2009.  This slight increase is primarily due to the new EKO-FLOR orders and adjustments that were made to the design and operation.  In contrast, the same periods in 2009 were focused on the management of the outsourced services for the ms-1 military shelving order.

Stock based compensation consists of common shares issued to senior employees involved in the EKO-FLOR operation, either as compensation in lieu of cash or in addition to the cash compensation under employment agreements.  The common shares issued under these arrangements have been made available by a founding shareholder and are not additional share issuances.  Stock based compensation for the three and six month periods ended September 30, 2010 were $47,279 and $90,812 respectively, compared with $32,255 and $62,585 for the same periods ended September 30, 2009.  This increase is primarily a result of the higher fair value associated with the stock based compensation.

The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.  Interest on related party loans payable for the three and six month periods ended September 30, 2010 was $15,009 and $27,836, respectively, compared with $5,154 and $9,104 for the same periods in 2009.  This increase is due to the increase in loans outstanding as the related parties continue to provide the necessary funding for the continued operation of the business.  The repayment of the related party loans payable has been  estimated to occur on or around March 31, 2012.  However, subsequent to the quarter end a $2 million private placement was closed, raising net proceeds of $1,880,000, which specified that the related party loans payable be deferred for 10 years from the initial advance or at least until April 2017.  This will result in a re-calculation of the fair value of the related party loans payable for the quarter ended December 31, 2010.  This recalculation will result in an additional discount of $642,635 which will be charged to contributed surplus

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $167,822 at September 30, 2010 compared with $189,366 for the year ended March 31, 2010, a decrease of $21,544.

At September 30, 2010, the Company has related party loans payable of  $1,637,089 compared with $1,373,687 as at March 31, 2010   The related party loans payable are interest free with no fixed terms of repayment and have been calculated assuming they will be repaid on or around March 31, 2012.   . These loans have been advanced in various increments depending on the needs of the Company, and have also arose from expenses paid by the container terminal business, which was a 50.1% owned subsidiary prior to its sale on July 1, 2010 .  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on or about March 31, 2012 with imputed interest charged at rates between 6.25% and 8.75%.  The imputed interest for the three and six month periods ended September 30, 2010 was $15,009 and $27,836 respectively compared with $5,154 and $9,104 for the same periods in 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, September 30, 2010, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

The Chief Executive Officer and Acting Chief Financial Officer have concluded, based on their evaluation, that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

Identification of a Material Weakness

Management has identified a lack of accounting direction for the daily accounting functions and guidance and direction in the proper accounting for transactions.  This lack of direction results in a number of quarter end adjustments that detract from effectiveness of ongoing monitoring and oversight by management as well as reliance on external consultants to make the necessary corrections during the preparation of the financial report preparation.   Specific areas of concern that were noted include the incorrect recording of transactions, a lack of timely reconciliations and an absence of supporting schedules.

Changes in Internal Control Over Financial Reporting

Management has engaged the services of a chartered accountant, for the preparation of the quarter and year end reporting and will continue to look to further strengthen the finance and accounting group with qualified staff.

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

ITEM 4.  (REMOVED AND RESERVED)

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

Conforce International, Inc.

November 15, 2010	By:	/s/ Marino Kulas
Marino Kulas
Chairman & CEO