Form 10-Q
period 2010-12-31
Conforce International, Inc.
filed 2011-02-14
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
Yes  ☐  No ☒

As of December 31, 2010, 133,334,333 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
As at December 31, 2010 and March 31, 2010

	December 31, 2010	March 31, 2010

Assets
Current Assets
Cash	$569,065	$146,304
Accounts receivable	189,444	83,760
Inventory	97,842	108,688
Prepaid expenses	-	16,736
Current assets of discontinued operations (note 11)	-	331,755
	856,351	687,243

Property, plant and equipment	1,313,522	459,229
Intangible assets	17,722	20,628
Other non-current assets	30,960	14,161
Non-current assets of discontinued operations (note 11)	-	1,212,653

	$2,218,555	$2,393,914

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$262,345	$189,367
Current portion of term loan (note 5)	23,407	23,247
Current liabilities of discontinued operations (note 11)	-	475,967

	285,752	688,581
Deferred rent	1,929	8,779
Related party loans payable (note 6)	1,053,642	1,824,168
Term loan (note 5)	182,934	197,570
Non-current liabilities of discontinued operations (note 11)	-	390,866

	1,524,257	3,109,964

Shareholders’ deficiency
Share capital (note 7)	1,889,152	9,157
Contributed surplus	1,303,837	531,825
Accumulated other comprehensive income (loss)	(89,290)	(110,308)
Accumulated deficit	(2,409,401)	(1,407,113)
	694,298	(976,439)

Noncontrolling interest in discontinued operations	-	260,389
Total shareholders’ equity (deficiency)	694,298	(716,050)

	$2,218,555	$2,393,914
Going concern (note 2) Commitments (note 8)
The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and nine month periods ending December 31, 2010 and 2009

	Three months ended		Nine months ended
	December	December	December	December
	2010	2009	2010	2009

Product revenue	$14,810	$280,181	$70,529	$861,830

Cost of product revenue	64,224	320,736	123,519	918,346
Gross loss	(49,414)	(40,555)	(52,990)	(56,516)

Expenses
General and administrative	341,846	77,638	704,877	233,558
Research and development	97,343	68,091	109,226	68,091
Stock based compensation (note 7)	51,769	821	142,582	63,406
Amortization of plant and equipment	28,785	26,616	77,538	78,178
Amortization of intangible assets	1,034	1,241	3,061	3,556

	520,777	174,407	1,037,284	446,789

Loss before non-operating items	(570,191)	(214,962)	(1,090,274)	(503,305)

Interest on related party loans payable (note 6)	17,848	5,407	45,684	14,512
Interest on term loan	3,119	2,897	8,953	8,624
Interest and bank charges	47	110	443	269
Foreign exchange loss	16,933	1,574	18,994	12,889
Loss before discontinued operations and non-controlling interest in subsidiary	(608,138)	(224,950)	(1,164,348)	(539,599)

Gain on sale of subsidiary company (note 6)	-	-	(150,675)	-
Net loss (income) on discontinued operations (note 11)	-	(6,439)	1,641	(88,747)

Income (loss)	(608,138)	(218,511)	(1,015,314)	(450,852)

Noncontrolling interest	-	3,213	(13,026)	44,284

Net loss attributable to Conforce International Inc.	(608,138)	(221,724)	(1,002,288)	(495,136)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	1,227	(5,934)	21,018	(31,431)

Total comprehensive loss	$(606,911)	$(227,658)	$(981,270)	$(526,567)

Loss per share - basic and diluted
From continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
From discontinued operations	$0.00	$0.00	$(0.00)	$0.00
Weighted average number of shares outstanding	132,609,696	120,001,000	124,219,182	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
For the nine month periods ending December 31, 2010 and 2009

	December 31	December 31
	2010	2009
Operating activities
Net loss attributable to Conforce International Inc.	$(1,002,288)	$(495,136)
Items not affecting cash
Amortization of property, plant and equipment	77,538	78,178
Amortization of intangible assets	3,061	3,556
Imputed interest on related party loans payable (note 6)	45,684	14,512
Deferred rent	(6,799)	(6,315)
Stock based compensation	142,582	63,406
Gain on sale of discontinued operations	(150,675)	-
	(890,897)	(341,799)
Changes in non-cash working capital (note 13)	(4,807)	40,018
Net cash used in operating activities	(895,704)	(301,781)

Net cash used in discontinued operations	(31,018)	(129,383)

Investing Activities
Purchase of property, plant and equipment	(909,071)	(12,189)
Increase in non-current assets	(16,298)	(4,295)

Net cash used in investing activities	(925,369)	(16,484)

Cash provided by investing activities for discontinued operations	-	2,833

Financing Activities
Repayment of term loan	(16,495)	(15,004)
Issuance of common shares	1,879,995	-
Advances from related parties	401,858	133,633

Cash provided by financing activities	2,265,358	118,629

Cash provided by financing activities from discontinued operations	5,174	14,859

Effect of foreign exchange on cash	4,320	13,683

Increase (decrease) in cash during the period	422,761	(38,878)

Cash, beginning of period	146,304	72,232

Cash, end of period	$569,065	$33,354

Supplemental cash flow information
Cash paid for interest	$8,953	$8,624

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
UNAUDITED CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the nine month period ended December 31, 2010

	Common Stock		Contributed	Accumulated	Accumulated other comprehensive	Noncontrolling	Total
	Shares	Amount	Surplus	Deficit	Income (loss)	Interest

Balance as at March 31, 2010	120,001,000	$9,157	$531,825	$(1,407,113)	$(110,308)	$260,389	$(716,050)

Issuance of common shares (net of issuance costs) (note 7)	13,333,334	1,879,995	-	-	-	-	1,879,995
Stock based compensation		-	142,582	-	-	-	142,582
Gain on imputed interest (note 6)		-	629,430	-	-	-	629,430
Noncontrolling interest		-	-	-	-	(13,026)	(13,026)
Net loss		-	-	(1,002,288)	-	-	(1,002,288)
Translation adjustment		-	-	-	21,018	-	21,018
Sale of interest in subsidiary		-	-	-	-	(247,363)	(247,363)

Balance as at December 31, 2010	133,334,334	$1,889,152	$1,303,837	$(2,409,401)	$(89,290)	$-	$694,298

The accompanying notes are an integral part of these consolidated financial statements.

1.	DESCRIPTION OF BUSINESS

The Company has developed a polymer based composite flooring system for the transportation industry trademarked under the name EKO-FLOR through its 100% owned subsidiary Conforce Container Corporation.  The composite flooring product has been designed to provide an environmentally friendly product to increase ocean-going container and highway trailer performance while reducing overall costs.

The Company was incorporated on May 18, 2004 in the state of Delaware as Now Marketing Corp. and was renamed on May 25, 2005 to Conforce International Inc.  During the quarter ended December 31, 2010, the Company incorporated two 100% owned subsidiaries, Conforce Holdings, Inc. and Conforce USA, Inc.  Both subsidiaries were incorporated in the State of Delaware.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the nine months ended December 31, 2010 the Company had net cash outflows from continuing operations of $895,704 and will require additional funding which, if not raised, may result in the curtailment of activities. During the quarter, the Company closed on a private placement in the amount of $1.9 million.  The Company has incurred a net loss of $1,002,288 for the nine months ended December 31, 2010 and has an accumulated deficit of $2,409,401 as at December 31, 2010. The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations or secure additional debt or equity financing.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial statements and are presented in US dollars, unless otherwise noted. Accordingly, they do not include all of the information and footnotes required by GAAP for annual consolidated financial statements.

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2010.   These interim consolidated financial statements follow the same accounting policies as the audited consolidated financial statements for the year ended March 31, 2010 with the additional policy applicable to the accumulated amortization of buildings.  Certain operations were sold during the nine months ended December 31, 2010 and the comparative financial statements have classified the applicable assets, liabilities, cash flows and income and loss as discontinued operations.

New Accounting Policies

Buildings
Buildings are recorded at cost less accumulated amortization and are amortized from the date of acquisition.  Amortization is calculated using the straight line method of cost less estimated salvage value over a period of 20 years.

The Company reviews the recoverability of the carrying amount of buildings when events or circumstances indicate that the carrying amounts may not be recoverable. This evaluation is based on projections of future undiscounted net cash flows. The total of these projected net cash flows is referred to as the “net recoverable amount.” If the net recoverable amount is less than the carrying value, the asset is written down to fair value.

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

Effective July 1, 2009, we adopted “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.75% are as follows:

Repayment of the term loan for the twelve month period ended December 31,

2011	$23,407
2012	24,789
2013	26,252
2014	27,802
2015	29,444
Thereafter	74,647
Total amount payable	206,341
Less Current portion	23,407
$182,934

6.	RELATED PARTY LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

	December 31, 2010	March 31, 2010
Due to shareholder	$-	$224,143
Due to related parties	1,856,244	546,684
	1,856,244	770,827
Less: discount to fair value	(802,602)	(91,119)
	1,053,642	679,708
Fair value of amount due to discontinued operations	-	1,144,460
	$1,053,642	$1,824,168

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

The  related party loans payable were advanced at different increments depending on the needs of the Company and repayment was originally estimated to occur in 2012.   During the quarter ended December 31, 2010, as a condition on the issuance of common shares (note 7), the Company agreed to defer the repayment of the related party loans payable for a period of 10 years from the date of the original advance but no earlier than April 2017.  As a result of this deferral, initial repayment of the loans is expected to occur in 2017 and the fair value of the loans has been recalculated resulting in an additional discount of $635,598.  The imputed interest rates have been assumed to remain as previously estimated at prime plus 4% resulting in rates ranging from 6.25% to 8.75% depending on the date of the original loan advance.   This additional discount to the face value of the loans has been charged to contributed surplus.    Imputed interest for the three and nine month periods ended December 31, 2010 was $17,848 and $45,684 respectively (2009: $ 5,407 and $14,512 respectively).

Effective,  July 1, 2010, the Company sold its 50.1% interest in the container terminal business to Marino Kulas, the CEO of Conforce International for the sum of $417,989 (CAD $445,000).  The consideration is in the form of a reduction of the face value of the related party loans payable.

The gain on the sale of the container terminal is calculated as follows:

Fair value of consideration received	$417,989
Carrying value of noncontrolling interest	247,363
Less carrying value of assets of discontinued operations	(514,677)

Gain on sale of discontinued operations	$150,675

As a result of the disposal of the container terminal division, the loan between the terminal division and EKO-FLOR division was fair valued.  Based on the same assumptions subjected to the related party loans, the fair value of the amount due was $1,144,460.

7.	SHARE CAPITAL

Preferred Shares
At December 31, 2010, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at December 31, 2010 and March 31, 2010 no preferred shares were issued and outstanding.

Common Stock
At December 31, 2010 and March 31, 2010, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

During the quarter ended December 31, 2010, the company issued 13,333,334 common shares for gross proceeds of $2,000,000.   A finder’s fee was paid in the amount of $120,005 for net proceeds of $1,879,995.  The net proceeds are expected to be used for the purchase of a manufacturing facility in the United States and deposits on equipment necessary for establishing a production facility for the EKO-FLOR product.

Stock based transactions
On October 31, 2008, the Company extended the VP Product Development’s employment agreement for twelve months to October 31, 2009.  Under this extension, the Company granted 80,000 common shares at the end of the renewal period (October 31, 2009) from a previous agreement for which the performance criteria has been met.  A founding shareholder agreed to provide these additional common shares.   As at March 31, 2009, a total of 33,333 common shares were expensed under this provision with a fair value of $4,333 based on the trading value of shares as at March 31, 2009.  For the nine months ended December 31, 2009, an additional 46,667 shares were expensed under this compensation arrangement with a fair value of $5,418.  The remainder of these shares were expensed subsequent to December 31, 2009 in the year ended March 31, 2010.
Effective April 1, 2009, the Company entered into an employment agreement with its VP Business Development for an initial term of twelve months.  For the first nine months of this agreement the VP Business Development would be entitled to 400,000 common shares in lieu of cash compensation.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at December 31, 2009, 400,000 common shares have been expensed under this agreement with a fair value of $57,988, based on the trading value at the date of grant, being April 1, 2009.

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

Effective April 1, 2010, the Company extended the employment agreement with its VP Business Development for an additional twelve month term.  Under this agreement the VP Business Development would be entitled to 600,000 common shares upon the completion of the twelve month period.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement.  As at December 31, 2010, 450,000 common shares have been expensed under this agreement with a fair value of $66,628, based on the trading value at the date of grant, being April 1, 2010.

Effective May 1, 2010, the Company extended the employment agreement with its VP Product Development for an additional twelve month term.  Under this agreement the VP Product Development would be entitled to 400,000 common shares upon the completion of the twelve month period.  In addition the VP Product Development is entitled to an additional 200,000 common shares conditional on certain milestones being completed within the twelve month period.  A founding shareholder of Conforce has agreed to provide the common shares in satisfaction of this agreement. As at December 31, 2010, a total of 266,668 common shares have been expensed under this agreement with a fair value of $47,544, based on the trading value at the date of the grant, being May 1, 2010.  The compensation tied to the certain milestones has not been expensed as the conditions have not been met as at December 31, 2010, consequently no expense has been recorded for the conditional consideration.

In October, 2010, the Company entered into an employment agreement with a VP Business Development – Trailer Services for an initial term of twelve months.  Upon completion of the twelve month period, the individual would be entitled to 200,000 common shares.  A founding shareholder of Conforce has agreed to provide the shares in satisfaction of this agreement.  As at December 31, 2010 a total of 33,334 shares have been expensed under this agreement with a fair value of $11,190, based on the trading value at the date the agreement commenced, being October 25, 2010.

During the nine month period ended December 31, 2010, the Company issued 177,907 common shares to a service provider, in settlement of outstanding invoices in lieu of cash.  A founding shareholder agreed to provide these shares.  The fair value of the shares is $17,220, being the outstanding amount of the invoices settled.

8.	COMMITMENTS

The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are approximately $4,150.

In December 2008, the Company entered into a three year lease for its production and development centre site space. The monthly payments are approximately $9,886 and will run until March 2011.

In November 2010, the company assumed an operating lease for a vehicle for the remaining one year term of the lease with monthly payments of $617 until the end of the lease in October 2011.

Future lease commitments for the fiscal years ending:

2011	$87,304
2012	54,122
$141,426

9.	FINANCIAL INSTRUMENTS

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods of up to 10 years after the initial related party advance, although not before April 2017.  The fair value of the Company’s related party loans totalled $1,053,642 as of December 31, 2010 and $1,824,168 as of March 31, 2010.

10.	BUSINESS SEGMENTS
Prior to June 30, 2010, the Company operated in two reportable business segments; Container Terminal and EKO-FLOR.  The Container Terminal operations was organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company and responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing, sales and marketing of the Company’s EKO-FLOR product.

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

An analysis of the financial results of the discontinued operations is as follows:

	Three months ended		Nine months ended
	December	December	December	December
	2010	2009	2010	2009

Revenues	$-	$255,699	$292,505	$780,430
Cost of revenues	-	134,368	145,510	374,368
Gross profit	-	121,331	146,995	406,062
Expenses	-	108,206	145,511	263,528
Income before tax of discontinued operations	-	13,125	1,484	142,534
Income tax expense	-	6,686	3,125	53,787
Income (loss) from discontinued operations	$-	$6,439	$(1,641)	$88,747

The financial position of the discontinued operations as at March 31, 2010 was:

March 31, 2010

Cheques issued in excess of cash	$(3,166)
Accounts receivable	334,921
Plant and equipment	68,193
Loan receivable from Conforce Corporation	1,144,460
Accounts payable and accrued liabilities	(206,638)
Income taxes payable	(263,164)
Shareholder loan payable	(6,165)
Deferred rent	(27,481)
Related party loans payable	(363,385)
Net book value of discontinued operations	$677,575

12.	ECONOMIC DEPENDENCE

For the three months and nine month period ended December 31, 2010, revenue was generated from one and three customers respectively.  For the three and nine months period ended December 31, 2009, revenue was generated from a single customer.

13.	CHANGES IN NON-CASH WORKING CAPITAL

	Nine month period ended
	December 31	December 31
	2010	2009

Accounts receivable	$(102,588)	$42,212
Inventory	11,762	73,303
Prepaid assets	16,561	-
Accounts payable and accrued liabilities	69,458	(75,497)
	$(4,807)	$40,018

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
With the successful testing and certification of the flooring system to-date and the resultant positive response from potential customers, the Company is focusing its attention on the three EKO-FLOR products, as described below.  Consequently, effective July 1, 2010, the Company sold its 50.1% interest in the container terminal business to Marino, Kulas, CEO of Conforce International Inc, (“Purchaser”) for the sum of $417,989 (CAD $445,000). Consideration was the reduction of amounts the Company owes to related parties, specifically Marino Kulas and Tony Kulas.  The Purchaser assumed certain property and equipment leases and all obligations related to the container terminal business.  In addition the Purchaser will personally indemnify the Company with respect to any claims or demands applicable to the container terminal business.

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2011, where the Company believes significant growth potential exists with the introduction of composite flooring to the transportation industry. To that end, on October 15, 2010, the Company purchased a 155,000 square foot facility in Peru, Indiana dedicated to the production of EKO-FLOR xts panels for the highway trailer industry. The Company expects to be ramping up volume in calendar first and second quarters of 2011 with full production commencing in June 2011. The Company also expects to establish manufacturing operations in China in calendar fourth quarter of 2011 for the production of EKO-FLOR cs-4 panels for the container industry.

EKO-FLOR cs-4:    The Company expects that trials with two major shipping lines will be completed in calendar 2011. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around calendar fourth quarter of 2011. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured and that such commitments are in-line with Conforce expectations for year one production, the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be between $15 and $20 million dollars.  Currently, there is no such financing in place, although there have been numerous discussions with a number of interested parties.   However, there are no guarantees that the Company will be able to close on these discussions under reasonable terms.

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

EKO-FLOR xts:  Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest. As such, the Company has purchased a facility in Peru, Indiana for the production of xts panels. At full capacity, the output of the facility is flooring for approximately 50,000 full sized 53’ highway trailers. The Company projects that the amount required will be between $7 and $8 million dollars. During the quarter the Company has raised, by way of a private placement gross proceeds of $2,000,000 with costs of $120,005 for net proceeds of $1,879,995.   Currently, for the balance of $5 - 6 million, there is no financing in place although there have been numerous discussions with a number of interested parties, however, similar to the cs-4 funding requirements, there are no guarantees that the Company will be able to close on these discussions under reasonable terms.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter the Company has raised, by way of a private placement gross proceeds of $2,000,000 with costs of $120,005 for net proceeds of $1,879,995.  This Company issued a total of 13.3 million shares at $0.15 per share, such price being the market value of the securities at the time the terms of the issuance were established.  These funds are being used to establish a manufacturing facility in the United States, including the acquisition of a 155,000 square foot facility in Peru, Indiana and deposits on necessary plant and equipment to manufacture EKO-FLOR products for the transportation industry.

The Company also intends to raise, either through a Public Offering of its securities, a Private Placement, the use of Debt financing instruments, or combination thereof, the capital required for the establishment and operation of multi-line EKO-FLOR manufacturing facility in Asia, which combined with expansion of the United States facility, are currently estimated to be approximately $20 - 25 million.  The company will make the decision in terms of the establishment of the production facility in Asia at such time as volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured with shipping lines, leasing companies, and container manufacturers.

The Company does not currently have any outstanding lines or letters of credit.  Conforce does have a business development loan through a government sponsored program originally in the amount of $250,000 payable over 10 years (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced, of which 10% has already been provided by the Company by way of down payment on the loan.
RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTH INTERIM PERIODS ENDED DECEMBER 31, 2010 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2009.

For the three month period ended December 31, 2010 the Company had gross revenues of $14,810 compared with gross revenues of $280,181 for the three month period ended December 31, 2009.  This significant decrease is a result of the Company having a significant EKO-FLOR ms-1 military shelving order during the three months ended December 31, 2009 without a similar significant order in the same period in 2010.  This lack of new orders is due to the transition of migrating to in-house manufacturing.  In 2009 the manufacturing was outsourced at a cost greater than the revenue generated.

For the nine month period ended December 31, 2010, the Company had gross revenues of $70,529 compared with $861,830 for the same period in 2009.  Similar to the three month period ended December 31, 2010, the Company had a significant single order in 2009 that was replaced due to the transition to a manufacturing facility.  It is expected that revenues will remain low in first quarter of calendar 2011 with orders increasing in the second quarter of calendar 2011 when the manufacturing facility is expected to become operational.

For the three month period ended December 31, 2010, cost of revenues was $64,224 compared with $320,726 for the three month period ended December 31, 2009.  The decline is related to the reduction of sales.  Gross margins were negative 333% for the three month period ended December 31, 2010 compared with a negative 14.4% gross margin for the same period in 2009.  For the three months ended December 31, 2010, the additional cost of revenues is primarily due to additional labour costs and small lot transportation of materials into the Company’s research facility in order to produce panels for optimization and small lot production runs for trial product.  These negative gross margins are a function of fulfilling trial production orders in a limited run research facility.  For the three months ended December 31, 2009, the additional costs are as a result of outsourced production in order to fulfill the order.

For the nine month period ended December 31, 2010, cost of revenues was $123,519 compared with $918,346 for the same period in 2009.  Similar to the three months ended December 31, 2010, the decrease in cost of sales relates to decreased sales.  Gross margins for the nine month period ended December 31, 2010, were negative 75% compared with negative 7% for the same period in 2009.  The negative margins for the nine months ended December 31, 2010 is a result of attempting to fulfil small lot orders in the Company’s research and development facility and for the nine months ended December 31, 2009, are as a result of outsourcing production for ms-1 military racking panels.

General and administrative expenses consist of labour and salaries, rent, professional fees, utilities and office supplies.  General and administrative expenses for the three and nine month periods ended December 31, 2010 were $341,846 and $704,877 respectively, compared with $77,638 and $233,558 for the three and nine month periods ended December 31, 2009.   For the three and nine month periods ended December 31, 2010, the increase in general and administrative expenses is due to additional professional fees incurred in order to improve the financial reporting information as well as having advisors and employees for the entire period compared with a partial period in the comparative months in 2009.   Rent expense has increased for the third quarter as the Company no longer shares the cost of its main office with Conforce 1 which was sold in July 2010.  There has also been a significant increase in insurance due to the additional equipment and buildings acquired during the quarter.  Finally, travel expense has increased to facilitate the acquisition of the Peru facility and promote the EKO-FLOR product to potential customers in anticipation of having manufacturing capability in the second quarter of calendar 2011.

Research and development costs consist of materials, supplies and consultants for the development of the EKO-FLOR product and for the optimization of the production process.  Research and development costs for the three and nine month periods ended December 31, 2010 were $97,343 and $109,226 respectively, compared with $68,091 for both the three and nine month periods ended December 31, 2009.  The research and development activities is impacted by the level of production for customers.  With reduced operation of equipment for customer orders the facility is used for product development.  The variability depends on the availability of materials, human resources and capital equipment utilization.

Stock based compensation consists of common shares issued to senior employees involved in the EKO-FLOR operation, either as compensation in lieu of cash or in addition to the cash compensation under employment agreements.  The common shares issued under these arrangements have been made available by a founding shareholder and are not additional share issuances.  Stock based compensation for the three and nine month periods ended December 31, 2010 were $51,769 and $142,582 respectively, compared with $821 and $63,406 for the same periods ended December 31, 2009.  This increase is due to a higher per share fair value attributed to stock based compensation as well as increased recurring compensation attributable to monthly employment rather than based on granting stock compensation based on specific milestone events.

The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.  Interest on related party loans payable for the three and nine month periods ended December 31, 2010 was $17,848 and $45,684, respectively, compared with $5,407 and $14,512 for the same periods in 2009.  This increase is due to the increase in loans outstanding as the related parties, prior to the issuance of additional common shares, continued to provide the necessary funding for the Company.  The repayment of the related party loans payable was originally estimated to occur on or around March 31, 2012.  However, as a condition of the $2 million private placement, repayment of the related party loans has been deferred for 10 years from the initial advance or at least until April 2017.  This has resulted in the re-calculation of the fair value of the related party loans payable for the quarter ended December 31, 2010 with the additional discount of $635,598 charged to contributed surplus.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $262,345 at December 31, 2010 compared with $189,366 for the year ended March 31, 2010, a decrease of   $72,980.

At December 31, 2010, the Company has related party loans payable of $1,053,642 compared with $1,824,168 as at March 31, 2010   The related party loans payable are interest free with no fixed terms of repayment and have been calculated assuming they will be repaid at the earliest opportunity, being 10 years from the date of original grant but no earlier than April 2017 and with an imputed interest charged at rates between 6.25% and 8.75% based on the date of the grant.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.

The face value of the related party loans payable as at December 31, 2010 is $1,856,244 (March 31, 2010:  $1,812,950).  The imputed interest for the three and nine month periods ended December 31, 2010 was $17,848 and $45,684 respectively compared with $5,407 and $14,512 for the same periods in 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, December 31, 2010, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

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

ITEM 4.  (REMOVED AND RESERVED).

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

Conforce International, Inc.

February 14, 2011	By:	/s/ Marino Kulas
Marino Kulas
Chairman & CEO