Form 10-K
period 2011-03-31
Conforce International, Inc.
filed 2011-06-29
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 31, 2011, there were 160,120,049 shares of our common stock issued and outstanding with a market value of $0.40 per share as at June 29, 2011

DOCUMENTS INCORPORATED BY REFERENCE
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

Management of Conforce has been in the shipping container business repairing, selling or storing containers for over 25 years.  The Company has been engaged in the research and development of a polymer based composite shipping container and highway trailer flooring product.  As a result, the Company has developed EKO-FLOR. The Company is now outfitting its new manufacturing facility in Peru, Indiana for the production of EKO-FLOR for the North American highway trailer market.

EKO-FLOR xcs, the first version of the container product, was officially introduced to the container industry on December 5, 2006 at the 31st annual Intermodal Conference in Hamburg, Germany, the world’s leading shipping container event. Based on the initial reception to the composite, the Company learned that the industry was interested in a composite alternative, however, the product needed to weigh less than the current wood standard. Based on this feedback, Conforce continued to refine its product and as a result, it was able to introduce a lighter, less expensive version, EKO-FLOR cs-2, in December 2007 at the Intermodal Show in Amsterdam, Netherlands. Based on industry feedback related to the surface coating, the Company continued to develop the product until it was able to officially launch EKO-FLOR cs-4 in December 2008. Conforce introduced its latest light-weight version to customers during a series of meetings held in Hamburg, Germany, the location of the 2008 Intermodal Conference. The meetings were scheduled with shipping lines and container lessors who ranked in the top ten in terms of volume purchases of new build containers in their respective business segments. Of the potential customers in attendance, only one had previously conducted dry-land testing of the EKO-FLOR product at a production facility in China. Such testing was conducted using internal methods consistent with random tests conducted on new build containers equipped with wood floors. The companies in attendance were solicited based on their on-going interest in the product and their willingness during 2007 and 2008 to provide feedback to Conforce so that the Company could make improvements to the product in the areas of weight and surface coatings. During and following the meetings, orders were placed for ocean-going trials of EKO-FLOR cs-4. (The difference in the product versions described above has been more fully explained in the Principal Products section of this document).
In 2009, the Company introduced its composite panels to the North American highway trailer industry. As a result, the Company entered into discussions with eight of the largest trailer manufacturers in North America. By September 2009, trial orders for internal platform testing were placed by these manufacturers.

Throughout 2009, the Company established its production and development centre in Concord, Ontario, in order to optimize and produce the panels required for trials. EKO-FLOR panels for trailer (EKO-FLOR xts) trials were delivered in January 2010, while container (EKO-FLOR cs4) trial panels were delivered between March and June 2010.

The Company has received positive expressions of interest from its trailer and container customers.

In March 2010, its product was TTMA RP37 certified for use in highway trailers. The Company’s product was featured at the mid-America Trucking Show in Louisville Kentucky in March 2010 and based on industry feedback from the show, and customer evaluations of EKO-FLOR xts, the Company expects to receive a combination of volume commitments, letters of intent, supply agreements and other similar written commitments. As such, in October 2010 the Company raised, by way of private placement, gross proceeds of $2 million dollars. From these proceeds, the Company purchased a 155,000 square foot building in Peru, Indiana in order to establish its US manufacturing operations for the production of xts highway trailer panels. In February 2011, the Company, by way of private placement, raised an additional $7.5 million dollars to equip its facility in Peru, Indiana. At full capacity, the facility can produce flooring to equip approximately 70,000 full sized 53’ highway trailers. The Company expects to ramp up production volume in calendar third quarter of 2011 with full production commencing in or around calendar fourth quarter of 2011. Management of the Company is satisfied that it is adequately funded to execute the build out and production ramp up of the Peru, Indiana facility, and does not anticipate further funding requirements. As of March 31, 2011, the development centre in Concord was closed in favor of consolidating all development and manufacturing activities in the Peru, Indiana facility. All lease and financial obligations with respect to the closure of the development centre have been satisfied.

The Company expects that container trials with two major shipping lines will be completed in calendar 2011. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around fourth quarter of calendar 2011. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written expressions of interest are secured and that such commitments are in-line with Conforce expectations for year one production, the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be between $20 and $25 million dollars.  Currently, there is no such financing in place, although there have been numerous discussions with a number of interested parties.   However, there are no guarantees that the Company will be able to close on these discussions under reasonable terms.

The Company has also developed EKO-FLOR ms-1, a composite panel designed specifically for use as shelving in United States Military special application marine container and, the first order from Sea Box for ms-1was received in December of 2008. The order consisted of racking for special application containers and generated $346,211 in revenues for fiscal 2009 and $920,937 in fiscal 2010. Although the initial one-year term of the contract in connection with the sale of ms-1 to the Company’s US military sub-contractor ended in January 2010, the Company expects that should the US military require additional product, the Company would receive ms-1 orders under similar terms and conditions as stated in the original agreement between Conforce and its military sub-contractor, Sea Box.

In order to help ensure the successful commercialization of EKO-FLOR, on February 2, 2009, the Company signed a definitive agreement with Bayer MaterialScience LLC (“Bayer”) establishing a strategic partnership between Conforce and Bayer. The goal of the Partnership is the successful commercialization of EKO-FLOR through the use of advanced design and material analysis, efficient production practices through on-going training and support, and the logistical development of a material supply chain.  Conforce will produce or have produced on its behalf EKO-FLOR profiles using Bayer Products (polyurethanes, polyurethane coatings and polyurethane pultrusions).  Bayer will receive samples of EKO-FLOR produced by or on behalf of Conforce using Bayer Products for testing, evaluation, determining and making any modifications to Bayer Products which Bayer believes may improve the physical properties, appearance or processing of EKO-FLOR.  Bayer will allocate the know-how, technical expertise and human resources Bayer deems necessary to assist with the setup and production of EKO-FLOR trial orders and the establishment of a production facility in Asia, if/when necessary.  Such assistance will include the analysis of current Conforce production processes in order to ensure a seamless transition from local single-line production to scalable multi-line manufacturing in Asia.  Bayer will ensure that Conforce has access to an adequate supply of Bayer products for production of EKO-FLOR and Bayer has provided and will continue to provide  assistance to Conforce for the commercialization of EKO-FLOR.  The original term of the Agreement  was for a period of one (1) year from the date first written above and was  subsequently extended to March 14, 2014. The objective of the partnership remains to enable Conforce and Bayer to leverage their respective strengths while continuing to work towards the successful commercialization of EKO-FLOR.

Conforce and Bayer have collaborated on the design of the special application military container panels, EKO-FLOR xts trailer flooring and cs 4 container flooring.  Bayer has contributed its technical expertise in identifying and providing raw materials that will maximize strength, while minimizing weight.   The combined collaborative efforts of Bayer and Conforce have been ongoing from July of 2008 through the date of this filing.  Bayer’s role in the development of EKO-FLOR has been to optimize the production process, including advice relating to the design of the pultrusion production line and, as previously stated, advice concerning the optimal polyurethane resin mix.  Bayer has provided third-party consultants, at its own expense, to design various components of the pultrusion production line.  In addition, it has provided Bayer employees at its own cost to act as consultants and attend the Conforce production and development centre in Ontario, and more recently in Peru Indiana, for the purpose of providing advice and assistance in connection with the  configuration of the production lines for the mass production of EKO-FLOR panels.  Bayer has provided economic assistance to Conforce in two ways:  (1) Bayer has incurred the cost of certain components and raw materials used in the production process as well as certain development costs associated with the production of the special application military container panels; and (2) as previously stated, Bayer incurred the cost of certain third-party consultants and provided Bayer employees at its own cost to act as consultants.  There are no specific agreements in place pertaining to the provision of any additional economic assistance by Bayer to Conforce in the future.  Although it is likely that Bayer will provide similar economic assistance in the future, it is not possible to predict the precise nature of such assistance at this time.

PRINCIPAL PRODUCTS

In calendar 2011, the Company’s primary focus continues to be on the production and commercialization of ISO1496 and TTMA RP37 certified container and trailer flooring systems, EKO-FLOR.

With the successful testing and certification of the flooring system to-date and the resultant positive response from potential customers, the Company is focusing its attention on the three EKO-FLOR products, as described below.  Consequently, effective July 1, 2010, the Company sold its 50.1% interest in the container terminal business (“Conforce 1”) to Marino, Kulas, CEO of Conforce International Inc, (“Purchaser”) for the sum of $417,989 (CAD $445,000). Consideration was the reduction of amounts the Company owes to related parties, specifically Marino Kulas and Tony Kulas.  The Purchaser assumed certain property and equipment leases and all obligations related to the container terminal business.  In addition the Purchaser  personally indemnified the Company with respect to any claims or demands applicable to the container terminal business.

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

EKO-FLOR xts is a variation of the cs-4 substrate developed for the highway trailer industry. The product’s performance characteristics are identical to those of the container industry panel, however, the trailer profile consists of minor structural changes and will be available in both 12 and 24 inch panel configurations. The product has been independently certified using standardized testing procedures as established by the Truck and Trailer Manufacturer’s Association (TTMA RP37).

PRINCIPAL COMPETITIVE STRENGTHS

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

PRINCIPAL CHALLENGES

One of the principal challenges faced by EKO-FLOR was the upfront premium container manufacturers faced in comparison to the current product. This hurdle was significant when the product was first introduced to the industry in 2006; however, the Company has been able to decrease the product price by over $200 per 20 foot container.  The current premium represents an increase of approximately 10% or $ 250 to the total price of a 20 foot equivalent container.   The Container manufacturers are expected to re-coup this premium with reduced life-time cost of operation for the containers.

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
GROWTH STRATEGIES

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in 2011 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.

Should the container industry in 2011 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers (TEU), the Company would still experience significant growth assuming it is able to secure and produce projected orders of approximately 60,000 TEU or approximately 3% of total new build volume. It is important to note that in the event the outcome of the trials are successful and if the Company receives from its customers written orders in the amount mentioned above, then the Company intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing of approximately $25 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.

In advance of production orders for cs-4, the Company has received small initial orders from a US manufacturer of highway trailers for its xts EKO-FLOR trailer product. The Company believes that once its facility in Peru Indiana is equipped and established with its initial production lines, currently estimated to be completed during third quarter of calendar 2011, it will receive orders from numerous highway trailer manufacturers in the United States. Notwithstanding management’s projections and expectations, there are no assurances that these orders will be received.

The Company has entered the North American highway trailer market with a similar flooring product. The North American trailer product, EKO-FLOR xts, is currently in the production stage and once fully ramped up, the Company expects the Peru Indiana facility to be able to produce flooring to equip approximately 70,000 full sized 53’ highway trailers per year.

The Company intends to develop flooring for the Cruise Line industry and has had preliminary discussions with certain cruise lines and ship manufacturers. The Company expects to produce a prototype panel for use as a replacement to teak wood currently used on cruise ships. The Company does not expect to provide product, if at all, for testing by the cruise line industry until 2012. Total cost of entry into the decking market for cruise lines is unknown at this time, however, the Company intends to use net proceeds from the sale of EKO-FLOR xts for the development of the product.

In 2012, the Company plans to develop a residential flooring application that will further contribute to the development of the EKO-FLOR brand and will enable the Company to capitalize on the significant “do-it-yourself” home and cottage renovation market. The product will be designed for use on docks as a replacement for wooden docks suffering deterioration due to continued exposure to water, sunlight and general weather elements. EKO-FLOR decking would have similar properties as those found in EKO-FLOR cs-4 and ms-1 but would not require the same load bearing strength characteristics.

DISTRIBUTION METHODS

The Company intends to sell its products directly to International shipping lines and trailer manufacturers for use in newly manufactured containers and trailers through, either its internal sales staff, broker/selling agents , and military contractors (of which it has one in the USA, Sea Box). The Company has also initiated discussions with after-market distributors and suppliers for use in repair and re-conditioning applications.

INDUSTRY OVERVIEW

According to World Shipping Council, there were 3.0 million new containers manufactured in 2010 (1).

Containers are currently equipped with floors made from tropical hardwoods, the most common being Apitong. The container industry is aggressively seeking a viable alternative to hardwood. (2)

Regarding the current state of the shipping container industry new build volume in 2011 is projected to reach 3.5 million 20 foot equivalent containers (TEU) while new build volume in 2012 is projected to increase to approximately 4 million TEU. (3)

According to a report published on December 8, 2008 by Deutsche Bank Research (5), the long-term prospects for container shipping are favorable. The report states that “Despite the current economic slowdown, container shipping is expected to continue to be a growth sector (+7 to 8% p.a. until 2015).” The report states that while it expects significant problems for shipping companies in the short-term as a result of over-capacities and declining freight and charter rates, the medium and long-term prospects remain intact. The report concludes although “the crisis is severe, there is no reason [for the industry] to panic.”

According to FTR Associates, new build trailer volume for calendar 2011 is expected to reach 220,000 units while new build trailer volume in 2012 is projected to increase by approximately 12% or 30,000 units to 250,000 units.

(1) Source: World Shipping Council Review dated May, 2011. Available to subscribers only.
(2) Source: World Cargo News article titled “Floors – the container’s Achilles Heel,” dated January, 2007. Available to subscribers only; however, excerpts are available online at no charge.
(3) Source: World Shipping Council Review dated May, 2011. Available to subscribers only.
(4) Source: Deutsche Bank Research article titled “Prospects for container shipping industry,” dated December 8, 2008. Available to the public at no charge.

PRODUCT DEVELOPMENT

The Company has developed a composite container flooring product as an alternative to the wood flooring currently used in the majority of containers in circulation. The Company has produced trial panels for three shipping lines, eight trailer manufacturers and one transport company. The Company expects that further trailer evaluations and ocean-going trials will be completed during calendar 2011.

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

A prototype panel has been developed using a process that compresses wood and waste plastics (WPC) however, the Company believes that as a stand-alone product, WPC panels do not possess the structural strength to achieve ISO1496-1 load certification. The Company is also unaware of any ocean-going trials currently being conducted by shipping lines.

Havco produces a composite coated wood product for the highway trailer industry. The coating is approximately 1mm thick while the remainder of the panel, approximately 27mm, is wood. This differs from EKO-FLOR panels for both containers and highway trailers as the EKO-FLOR composite flooring system is 100% wood-free.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, ROYALTY AGREEMENTS

Patents
As it relates to EKO-FLOR composite panels for containers and highway trailers, the Company’s trademark agent, Blakes Cassels & Graydon of Toronto, Ontario, has filed a provisional patent with the United States Patent and Trademark Office. The Company is currently preparing similar patent applications for filing in Canada and throughout Europe and Asia.

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

In the near future, Conforce and Bayer intend to enter into a definitive agreement pertaining to the intellectual property rights relating to products that are jointly developed.  Pursuant to this agreement, Conforce and Bayer will equally share the ownership of all inventions created by both parties.  Furthermore, all costs related to the procurement of patent protection and any royalties or other forms of revenue derived there from, will be shared equally between the two parties.

Trademarks
The Company’s trademark agent has submitted EKO-FLOR trademark applications in the USA, Canada, China and with the European member states. To-date, the trademark has been granted in China.

Licenses, Royalties and Supply Agreements
In 2005, the Company entered into an Extrusion Supply Agreement with Royal Group Technologies. However, since the execution of the aforementioned agreement, the Company has elected to use pultrusion technology as opposed to extrusion technology. Although the agreement has not been formally terminated, the Company has no plans to produce its EKO-FLOR product using extrusion technology. A termination fee was not paid by Conforce and the agreement has expired under its natural terms and conditions in December 2010. In 2008, the Company entered into a licensing agreement regarding the use of various patented technologies pertaining to equipment and processes being relied upon in connection with the manufacturing of EKO-FLOR. However, the Company has since altered its equipment and production processes and as such, will no longer rely on the technologies provided for in the aforementioned license agreement.

EMPLOYEES

Conforce currently employs 15 fulltime employees.  This is an increase from the 11 that were employed in the EKO-FLOR division in the prior year.

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

ITEM 2.  PROPERTIES.

The Company’s headquarters are located at 51A Caldari Road, 2nd Floor, Concord, Ontario L4K 4G3, Canada.  The annual lease cost of these premises is $51,017. In October of 2010, the Company purchased a 155,000 square foot facility in Peru, Indiana for the production of highway trailer panels. The Company leased a 13,400 sq.ft production and development centre located at 111 Romina Drive in Concord, Ontario. The annual lease cost of these premises was $159,600. As of March 31, 2011, the development centre in Concord was closed in favor of consolidating all development and manufacturing activities in the Peru, Indiana facility. All lease and financial obligations with respect to the closure of the development centre have been satisfied.

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

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Conforce is a publicly traded company listed on the OTC:BB  and on the OTC:QB under the trading symbol “CFRI.”  The Company’s common stock has traded on the OTC Markets of the National Quotation Bureau under the symbol CFRI  since September 15, 2005. The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

March 31, 2011	Low price	High price
Year ended	$0.12	$0.61
Quarter ended	$0.37	$0.59

HOLDERS OF RECORD

The Company has 79 registered shareholders of record.

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

OVERVIEW

Since the sale of the terminal operations in July of 2010, the Company now operates in a single business unit focused on two primary markets; Container Flooring and Trailer Flooring.   EKO-FLOR is organized as Conforce Container Corporation (“CCC”), a 100% owned subsidiary of the Company with manufacturing operations in the US organized as Conforce USA, Inc. (CUI) a wholly owned subsidiary of Conforce International, Inc. The CCC subsidiary is responsible for the research and development of EKO-FLOR products while CUI is responsible for the manufacturing, sales and marketing of the Company’s EKO-FLOR products. Operations for CCC during the reportable periods to date have been primarily research and development with limited revenues derived from trial panel sales during the product testing stages. Its EKO-FLOR products have evolved systematically with various refinements, as previously noted, based on industry standards and various feedback received.  Accordingly, though in the development stage and having generated no revenue to date, Conforce has informed shipping lines, leasing companies and trailer manufacturers of its product, EKO-FLOR, and the Company is optimistic about its prospects due to the fact that it has been, and continues to be tested by various trailer manufacturers and shipping lines and has received independent certification as set forth in the Truck and Trailer Manufacturers Association guidelines.

An advisory agreement between Worldwide Associates, Inc. (“Advisor”) and Conforce is in place and as such, Advisor has and continues to provide the Company with advisory services as it relates to general business items such as sales, marketing, financing, infrastructure enhancements and public company management.  Alexander P. Haig, Managing Director of Advisor has attended customer meetings with executives from Conforce, including various meetings held in Hamburg, Germany in December 2008. Pursuant to the agreement, Advisor is to provide Conforce consultation services and advice regarding general corporate strategy, new business development, potential acquisitions or partnerships and financial strategies.  The term of the agreement is in effect until April 2, 2010 and is renewable upon mutual agreement by the parties for additional one-year periods.  The agreement may be terminated by either party upon 90 days written notice to the other party.  Conforce agrees to compensate Advisor for its services by distributing to Advisor one percent (1%) of all gross revenues derived from transactions in which Advisor’s involvement or introduction results in the sale of services or products of Conforce, including EKO-FLOR. Conforce will reimburse Advisor for any extraordinary expenses and Advisor agrees not to disclose any confidential or proprietary information owned by, or received by or on behalf of Conforce.  To date, no fees have been paid by Conforce to Advisor under this agreement.

PLAN OF OPERATIONS

In fiscal 2012, the Company’s primary focus will be on the commercialization of EKO-FLOR. Accordingly, the Company intends to pursue opportunities as they relate to the aforementioned EKO-FLOR products (as fully described below). Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in 2012 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.

Should the container industry in 2011 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers (TEU), the Company would still experience significant growth assuming it is able to secure and produce projected orders of approximately 60,000 TEU or approximately 3% of total new build volume. It is important to note that in the event the outcome of the trials are successful and if the Company receives written orders from its customers in the amount mentioned above, then the Company intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing of approximately $25 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.

EKO-FLOR cs-4:    The Company expects that trials with two major shipping lines will be completed in or around October 2011. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around calendar second quarter 2012. Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written commitments are secured and that such commitments are in-line with Conforce expectations of approximately 60,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be approximately $ 25 million dollars.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  At such time as the Company receives volume indications and commitments as described above, then various funding options such as private placements, public offerings, debt financings, or a combination thereof, will be considered. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

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

EKO-FLOR xts:
Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company has received positive expressions of interest and subsequent trial orders. It also expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written commitments. As such, in October 2010 the Company raised, by way of private placement, gross proceeds of $2 million dollars. From these proceeds, the Company purchased a 155,000 square foot building in Peru, Indiana in order to establish its US manufacturing operations for the production of xts highway trailer panels. In February 2011, the Company, by way of private placement, raised an additional $7.5 million dollars to equip its facility in Peru, Indiana. At full capacity, the facility can produce flooring to equip approximately 70,000 full sized 53’ highway trailers. The Company expects to ramp up production volume in calendar third quarter of 2011 with full production commencing in or around calendar fourth quarter of 2011. Management of the Company is satisfied that it is adequately funded to execute the build out and production ramp up of the Peru, Indiana facility, and does not anticipate further funding requirements. As of March 31, 2011, the development centre in Concord was closed in favor of consolidating all development and manufacturing activities in the Peru, Indiana facility. All lease and financial obligations with respect to the closure of the development centre have been satisfied.

In August 2010, Conforce announced that the Company’s security was cleared for listing on both the over-the-counter bulletin board (OTCBB) and over-the-counter quotation board (OTCQB).

LIQUIDITY AND CAPITAL RESOURCES

During the year the Company raised $9.5 million gross proceeds from two private placements. During the third quarter the Company issued 13,333,334 common shares at $0.15 per share for gross proceeds of $2,000,00. A finder’s fee $120,005 was paid, which resulted in net proceeds of $1,879,995.  During the fourth quarter the company issued 26,785,715 common shares at $0.28 per share for gross proceeds of $7.5 million.  A finder’s fee of $750,000 and legal fees of $5,000 resulted in net proceeds of $6,745,000.  In addition there were 2.678,512 broker warrants issued with an exercise price of $0.28 per share.

As at March 31, 2011, the Company had $6.1 million in cash available.  The Company believes that it has sufficient funds available to operate for the next 12 months.

The Company intends to raise, either through a Public Offering of its securities, a Private Placement, the use of Debt financing instruments, or combination thereof, the capital required for the establishment and operation of multi-line EKO-FLOR manufacturing facility in China, which is currently estimated to be approximately $ 25 million.  The company will make the decision in terms of the establishment of this production facility at such time as volume commitments, letters of intent, supply agreements or other similar written commitments are secured with shipping lines, leasing companies, and container manufacturers.

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

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2011 COMPARED WITH THE YEAR ENDED MARCH 31, 2010

Revenues for the year ended March 31, 2011 were $305,824 compared with $920,937 for the year ended March 31, 2010.  The decrease in revenue is attributable to the completion of a large contract in 2010 for EKO-FLOR military racking that was not replaced in 2011. Revenue has been variable due to the development of the production process and acquisition of equipment.  Revenues are expected to increase when the Company completes the installation and commissioning in the new production facility in Peru, Indiana.  Revenue is generated from the manufacturing and sale of composite flooring or shelving product currently targeted towards the transportation industry such as transportation trailers and shipping containers.
Cost of revenue consist of materials used in production, shop supplies, and direct non-supervisory labor,  Costs of revenue for the year ended March 31, 2011 were $336,291 compared with $888,452 for the year ended March 31, 2010.  This decrease is due to revenue volume with the gross margin decreasing to negative 9.9% for the year ended March 31, 2011, compared with a positive 3.5% margin for the year ended March 31, 2010.  The negative margin is reflective of pre-production manufacturing.  Additional costs, waste and inefficiencies were incurred due to short production runs, use of trial equipment and as the additional associated waste.  With the installation and commissioning of production equipment rather than trial equipment the efficiency and profitability is expected to increase.

Gross profit for the year ended March 31, 2011 was negative $30,467 compared with $32,485 for the year ended March 31, 2010.   This change in gross profit and gross margin is attributable to the comments noted above.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities, For the year ended March 31, 2011, general and administrations expenses were $1,295,705 compared with $411,491 for the year ended March 31, 2010.  This increase in general and administration costs is attributable to the increased business activity impacting travel and payroll and management costs and utilities.  During the year the Company expanded its marketing business development activities in anticipation of production capabilities during fiscal 2012.  Supervisor and manager level employees that were hired in prior years in order to train and have available when production begins were employed for a full year rather than a part year in 2010.  During the year ended March 31, 2011, there were considerable costs associated with the Company to improve and bring its financial reporting up to date.

Research and development consists of materials and contracted services associated with the development and testing of the EKO-FLOR product.  For the year ended March 31, 2011, research and development was $290,800 compared with $57,403 for the year ended March 31, 2010.  This increase is consistent with the development and improvement of production and manufacturing of the composite products and preparation of sample products for customer and independent testing.  This was offset with support by certain product suppliers interested in assisting the Company`s ongoing development efforts.  A total of $144,000 was provided in support of the Company`s ongoing development efforts and netted against research and development expense.

Stock based compensation is the charge applicable to employees and consultants who are compensated by the granting of common shares of the Company rather than cash.  The common shares issued to employees and consultants have been provided by a founding shareholder and are not new common shares issued from treasury.  For the year ended March 31, 2011 the stock based compensation was $256,438 compared with $132,125 for the year ended March 31, 2010.  The increase in the stock based compensation results, in part, from the increased share price against which the compensation is measured.  During the year ended March 31, 2011, a total of  1,166,667 common shares were issued to senior officers of the Company and 177,907 shares were granted to a service provider in settlement of outstanding invoices.  A founding shareholder provided these common shares.   For the year ended March 31, 2010, a total of 931,977 common shares were issued to senior officers of the Company and 85,310 shares granted to a service provider.  A founding shareholder provided these common shares.

Amortization of plant and equipment is the charge applicable for use of capital assets using a declining balance method of between 20% and 30%.  For the year ended March 31, 2011 amortization of plant and equipment was $106,455 compared with $107,225 for the year ended March 31, 2010.  This small decrease reflects the reduced base on which the amortization is calculated, offset with the amortization of the building in Peru, Indiana.  The  majority of the new equipment has not been commissioned for use in the Peru facility and consequently no amortization has been charged.

Interest on related party loans is the imputed interest calculated on shareholder loans to the Company that do not have any specific terms of repayment or interest rate.  Given the longer term nature of these loans a fair value discount calculation has been recorded on the loans with the amount charged to contributed surplus.  The discount rate is calculated at the time of the advance from the related parties and ranges between 6.25% and 8.75% and based on an assumed repayment date of 10 years from the date of the original advance but no earlier than April 2017.  For the year ended March 31, 2011 the interest on related party loans was $64,016 compared with $23,996 for the year ended March 31, 2010.  This increase in the imputed interest is attributable to the increased borrowings the Company received during 2011, as well as the additional amounts due to Conforce 1 Container Terminal that was sold on July 1, 2010.  Prior to the sale of Conforce 1 Container Terminal, intercompany advances were eliminated on consolidation.  During 2011, there was a total of $403,731in new advances from related parties.
Interest on term loan is the interest charged on the CAD $250,000 Small Business Loan financed under the Canada Small Business Financing Act that was closed in January 2009.  For the year ended March 31, 2011, the interest on the term loan was $12,038 compared with $11,463 for the year ended March 31, 2010.

Foreign exchange expense results for the realized and unrealized exchange gain or loss from holding monetary items denominated in a currency other than the Canadian dollar functional currency or as a result of converting the non-Canadian currency into Canadian dollars.  For the year ended March 31, 2011, the foreign exchange expense was $201,642 compared with a loss of $14,631 for the year ended March 31, 2010.  This expense arose from carrying U.S. dollar monetary assets and liabilities during the year.  The significant increase is because the Company held a significant amount of U.S. Dollar holdings at year end.  The Company does not have any hedging instruments in place to manage its currency risk other than offsetting receivables with payables whenever possible.

The gain on sale of subsidiary for the year ended March 31, 2011 relates to the July 1, 2010 sale of the Company’s 50.1% ownership in Conforce 1 Container Terminal to the President and CEO who is the other 49.9% shareholder of Conforce 1 Container Terminal for $417,989. The consideration was the reduction in the face value of the related party loans payable.  The gain on the sale of the container terminal is calculated as follows:

Fair value of consideration received	$417,989
Carrying value of noncontrolling interest	247,363
Less carrying value of net book value of assets of discontinued operations	(514,677)

Gain on sale of discontinued operations	$150,675

As a result of the disposal of the container terminal division, the loan between the terminal division and the EKO-FLOR division was fair valued.  Based on the same assumptions subjected to the related party loans, the fair value of the amount due was $1,144,460.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had Accounts payable of $468,322 at March 31, 2011 compared with $189,367 at March 31, 2010, an increase of $278,955.  The increase in accounts payable is attributable to the increased business activities and the additional costs associated with establishing the Peru, Indiana facility.

The term loan payable is $208,032 as at March 31, 2011 compared with $220,807 as at March 31, 2010.  This decrease is due to the regular repayments of the loan during the year.  This loan was established to acquire a pre-production manufacturing line and is secured with a first charge over the specific equipment and a CAD $62,500 personal guarantee provided by the CEO.

The Company has related party loans payable of $1,924,016 for the year ended March 31, 2011, compared with $1,820,065 for the year ended March 31, 2010.  The related party loans are unsecured, non-interest bearing with no specified terms of repayment and the funds were used for the acquisition of pre-production equipment and operating costs.  As part of a private placement financing that occurred in October 2010, the related parties agreed that they would defer the repayment of the loans for a period of 10 years from the date of the grant but no earlier than April 2017.   The fair value of the related party loans was $1,110,754 for the year ended March 31, 2011, compared with $1,824,168 for the year ended March 31, 2010.  The fair value is calculated using a discount rate of prime interest rate on the date of the advance plus 4%.  This results in an imputed interest rate of between 6.25% and 8.75%.  Imputed interest for the year ended March 31, 2011 was $64,016 compared with $23,996 for the year ended March 31, 2010.

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

None

ITEM 9A (T).  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

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

Management of the Company conducted an evaluation of the effectiveness, as of March 31, 2011, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011 due to the material weakness noted below.

Identification of a Material Weakness

Management has identified a lack of accounting process to capture manufacturing and production information to effectively and efficiently record the conversion of raw materials into finished goods.  In addition, the Company does not have sufficient technical accounting expertise, specifically there is not a permanent CFO or other senior accounting position.

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

c) Changes in Internal Control Over Financial Reporting

The significant change in our internal controls over financial reporting for the year ended March 31, 2011 is the hiring of a full time accountant to properly record transactions when they occur and perform the necessary reconciliations.   The Company will be looking to further strengthen the finance and accounting group with a CFO and qualified support staff.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding the Company’s current directors and executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Marino Kulas	46	President & CEO, Director
Mario Verrilli	46	Acting Chief Financial Officer
Joseph DeRose	56	VP of Product Development

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

Mario Verrilli, Acting Chief Financial Officer.  Prior to joining Conforce, Mr. Mario Verrilli held the position of Senior Vice President, Global Operations for Omega Direct Response Inc., a leading provider of outsourced call centre services. Prior to Omega, Mr. Verrilli served as Director of Sales, Consumer Markets for Primus Canada where he was responsible for the creation and ownership of acquisition channels along with their respective P&L and operating budgets. Before joining Primus, he worked with AT&T Canada, where he held the position of International Settlement Analyst responsible for the settlement of financial transactions, revenue reporting and the creation of revenue distribution models. Mr. Verrilli started his career as a Revenue Analyst for Cadillac Fairview, a commercial developer and management company, where he was responsible for the accounting of revenue and expenses for a portfolio of shopping centers across Canada.

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

ITEM 11.  EXECUTIVE COMPENSATION.

March 31, 2011 SUMMARY COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marino Kulas President & CEO, Director	2011	-	-	-	-	-	-	-	-
	2010	45,161	48,849	-	-	-	-	-	94,010
	2009	86,500	-	-	-	-	-	-	86,500

Mario Verrilli Acting CFO	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Joseph DeRose VP of Product Development	2011	47,207	-	149,773	-	-	-	-	196,980
	2010	21,000	-	60,524	-	-	-	-	81,524
	2009	45,800	-	9,751	-	-	-	-	55,551

Perry Pearlman (1) VP of Business Development	2011	67,239	-	89,747	-	-	-	-	156,986
	2010	15,000	-	57,988	-	-	-	-	72,988
	2009	-	-	-	-	-	-	-	-

(1)	Perry Pearlman's contract expired March 31, 2011, and it was not renewed.

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

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Marino Kulas 40 Bellini Avenue Brampton, Ontario L6T 3Z8	Common Stock	42,000,000	26.23%
Michael Moyal 10520 Yonge St., Suite 298 Richmond Hill, Ontario L4C 3C7	Common Stock	10,500,000	6.56%
Adaly Investment Management Inc. 2300 Yonge Street, Suite 1100 Toronto, ON M4P 1E4	Common Stock	9,500,000	5.93%
Dusan Miklas 220 Duncan Mill Rd Suite 301 North York, ON M3B 3J5	Common Stock	8,900,000	5.56%
KS Centoco Ltd. (2) 26 Industrial Pk Rd. Tilbury, ON N0P 2L0	Commons stock	5,000,000	3.12%
Joseph DeRose 60 Crofters Road Woodbridge, Ontario L4L 7C7	Common Stock	1,000,000	0.62%
Perry Pearlman (3) 134 Beverly Glen Blvd. Thornhill, Ontario L6J 7T6	Common Stock	1,000,000	0.62%
Total	Common Stock	86,100,000	53.77%
Directors and Executive Officers	Common Stock	48.000,000	29.98%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	Beneficially owned by Anthony G.Toldo, who was appointed to the Board May 11, 2011.
(3)	Perry Pearlman was the President until March 31, 2011 when his contract expired and was not renewed.

ITEM 13.  CERTAIN RELATIONSHI PS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the year ended March 31, 2011, the Company had certain loans payable to its founder and CEO and related parties to the CEO in the amount of $1,924,016.  No interest is payable under the terms of these loans, however they have an imputed interest rate of between 6.25% and 8.75%.  For the year ended March 31, 2010, the Company had approximately $770,827 in loans payable to its founder and CEO and related parties to the CEO.

Effective, July 1, 2010, the Company sold its 50.1% interest in the container terminal business to Marino Kulas, the CEO of Conforce International for the sum of $417,989 (CAD $445,000).  The consideration is in the form of a reduction of the face value of the related party loans payable.  As a result of this sale intercompany loans that were otherwise eliminated on consolidation became outstanding to a related party.  The fair value of these loans was approximately $1,144,460.

ITEM 14.  PRINCIPAL ACCOUNT ING FEES AND SERVICES.

The audit fees for the fiscal year end March 31, 2011 were $52,000 (2010: $105,060).   During the year the Company  incurred other audit-related fees  of $53,248  (2010: nil) , tax fees of $13,728 (2010: nil)  and other fees of $ 1,795 (2010:  nil).

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

Conforce International, Inc.

June 29, 2011	By:	/s/ Marino Kulas
Marino Kulas
President & CEO

Conforce International Inc.
Consolidated Balance Sheets
As at March 31, 2011 and 2010 (US Dollars)
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$6,121,074	$146,304
Accounts receivable (note 4)	611,375	83,760
Inventory	85,284	108,688
Prepaid expenses	-	16,736
Current assets of discontinued operations (note 16)	-	331,755
	6,817,733	687,243

Property, plant and equipment (note 5)	1,509,537	459,229
Intangible assets (note 6)	17,289	20,628
Other non-current assets	60,336	14,161
Non-current assets of discontinued operations (note 16)	-	1,212,653
	$8,404,895	$2,393,914

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$468,322	$189,367
Current portion of term loan (note 7)	24,092	23,247
Current liabilities of discontinued operations (note 16)	-	475,967
	492,414	688,581

Deferred rent	-	8,779
Related party loan payable (note 8)	1,110,754	1,824,168
Term loan (note 7)	183,940	197,570
Non-current liabilities of discontinued operations (note 16)	-	390,866
	1,787,108	3,109,964
Shareholders' equity (deficiency)
Share capital (note 9)	7,722,816	9,157
Contributed surplus	2,329,031	531,825
Accumulated other comprehensive income (loss)	73,739	(110,308)
Accumulated deficit	(3,507,799)	(1,407,113)
	6,617,787	(976,439)
Non-controlling interest in discontinued operations	-	260,389
	6,617,787	(716,050)

	$8,404,895	$2,393,914

Common shares issued and outstanding	160,120,049	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the years ended March 31, 2011 and 2010 (US Dollars)
	2011	2010

Product revenue	305,824	920,937

Cost of product revenue	336,291	888,452

Gross profit (loss)	(30,467)	32,485

Expenses
General and administrative	1,295,705	411,491
Research and development	290,800	57,403
Stock based compensation	256,438	132,125
Amortization of property, plant and equipment	106,455	107,225
Amortization of intangible assets	4,123	4,813

	1,953,521	713,057

Loss before non-operating items	(1,983,988)	(680,572)

Interest on related party loans payable (note 8)	64,016	23,996
Interest on term loan	12,038	11,463
Interest and bank charges	1,062	314
Foreign exchange loss	201,642	14,631

Loss before discontinued operations and non-controlling interest in subsidiary	(2,262,746)	(730,976)

Gain on sale of subsidiary (note 8)	(150,675)	-
Net loss (income) from discontinued operations (note 16)	1,641	(1,073)

Net loss	(2,113,712)	(729,903)

Noncontrolling interest	(13,026)	58,824

Net loss attributable to Conforce International Inc.	(2,100,686)	(788,727)

Other Comprehensive income (loss):
Translation adjustment on foreign exchange	184,047	(119,805)

Total comprehensive loss	(1,916,639)	$(908,532)

Loss per share - basic and diluted
From continuing operations	$(0.02)	$(0.01)
From discontinued operations	$(0.00)	$0.00

Weighted average number of shares outstanding	124,219,182	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Consolidated Statements of Cash Flow
For the years ended March 31, 2010 and 2010 (US Dollars)
	2011	2010

Operating activities
Net loss	$(2,100,686)	$(788,727)
Items not affecting cash
Amortization of plant and equipment	106,455	107,225
Amortization of intangible assets	4,123	4,813
Imputed interest on related party loan payable	64,016	23,996
Deferred rent	(8,771)	(8,576)
Stock based compensation	256,438	132,125
Gain on sale of discontinued operations	(150,675)	-
	(1,829,100)	(529,144)
Changes in non-cash working capital (note 17)	(197,946)	(647)

Net cash used in operating activities	(2,027,046)	(529,791)

Net cash provided by (used in) discontinued operations	(31,190)	201,461

Investing activities
Purchase of plant and equipment	(1,087,017)	(19,052)
Increase in non-current assets	(43,389)	(2,333)

Net cash used in investing activities	(1,130,406)	(21,385)

Net cash provided by discontinued operations	-	11,743

Financing activities
Repayment of term loans	(22,224)	(20,582)
Issuance of common shares	8,624,997	-
Advances from related parties	403,731	411,671

Net cash provided by financing activities	9,006,504	391,089

Cash provided from discontinued operations	5,198	-

Effect of foreign exchange on cash	151,710	20,955

Increase in cash and cash equivalents during the period	5,974,770	74,073

Cash and cash equivalents, beginning of the period	146,304	72,232

Cash and cash equivalents, end of the period	$6,121,074	$146,304

Supplemental cash flow information

Cash paid for interest	12,038	11,463

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Consolidated Statement of Shareholders Equity (deficiency)
For the years ended March 31, 2011 and 2010 (US Dollars)
					Other
	Common Stock		Contributed	Accumulated	Comprehensive	Minority	Total
	Shares	Amount	Surplus	Deficit	Income	Interest

Balance as at March 31, 2009	120,001,000	$9,157	$340,684	$(677,210)	$9,497	$201,565	$(116,307)

Gain on fair value of related party loans payable			59,016				59,016
Stock based compensation			132,125				132,125
Non-controlling interest						58,824	58,824
Loss before income tax, discontinued operations and non-controlling interest in subsidiary				(729,903)			(729,903)
translation adjustment					(119,805)		(119,805)

Balance March 31, 2010	120,001,000	$9,157	$531,825	$(1,407,113)	$(110,308)	$260,389	$(716,050)

Gain on fair value of related party loans payable			629,430				629,430
Stock based compensation			256,438				256,438
Issuance of common shares and warrants net	40,119,049	7,713,659	911,338				8,624,997
Non-controlling interest						(13,026)	(13,026)
Net loss				(2,100,686)			(2,100,686)
translation adjustment					184,047		184,047
Sale of interest in subsidiary (note 8)						(247,363)	(247,363)

Balance March 31, 2011	160,120,049	$7,722,816	$2,329,031	$(3,507,799)	$73,739	$-	$6,617,787

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

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

2.	BASIS OF PREPARATION AND GOING CONCERN

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP").  All amounts are reported in U.S. dollars unless otherwise stated.

Going Concern
These consolidated financial statements have been prepared on the basis of GAAP applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the year ended March 31, 2011 the Company had net cash outflows from operations of $2,027,046 and has incurred a net loss of $2,100,686. As at March 31, 2011 the Company and has an accumulated deficit of $3,507,799.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary, secure additional financing.

Management regularly reviews and considers the current and forecast activities of the Company in order to satisfy itself as to the viability of operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecast cash requirements and balances. Based on these evaluations management believes that the Company will be able to continue as a going concern for at least the next twelve months.

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

Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for  assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

Significant estimates made by management of the Company include, an estimate of applicable interest rate for related party loans payable, uncollectible accounts receivable, and valuation allowances for deferred income tax assets.

Cash and Cash Equivalents
Cash consists of cash on deposit and is designated as held-for-trading and carried at fair value. Changes in fair value are recognized in the period they occur through net income or loss.

Trade Accounts Receivable
The majority of the Company’s accounts receivable are due from large well established businesses. Credit is extended based on evaluation of a customer’s financial condition and accounts receivable are typically due within 30 days and are stated at amounts due from customers net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.  As at March 31, 2011 and 2010, no accounts receivable were considered at risk and the allowance for doubtful accounts was consequently nil.

Inventories
Raw materials, work-in-progress and finished goods are valued at the lower of cost, determined on a first-in first-out basis, and replacement value.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated amortization and are amortized from the date of acquisition or, in respect of internally constructed assets, from the time an asset is substantially completed and ready for use.  Amortization is computed using the following methods :

Building	Straight line over 15 years.
Office equipment	20% per annum declining basis
Vehicles	30% per annum declining basis
Machinery and equipment	20% per annum declining basis

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

Stock-Based Compensation
The Company has agreements in place with certain senior management to compensate them through the direct issuance of common shares or payments to certain service providers for services performed.  For the year ended March 31, 2011, 1,344,574 (2010 - 931,977) common shares have been issued or accrued by the current shareholders to management in satisfaction of these agreements.  These stock based payments have been expensed by the Company over the period in which service has been rendered.

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
For the years ended March 31, 2011 and 2010 (US Dollars)

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

Financial Instruments
Beginning in the first quarter of fiscal 2009, the assessment of fair value for our financial instruments was based on the authoritative guidance provided by FASB in connection with fair value measurements. It defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Carrying amounts of some of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of term notes due to banks and loans payable approximate fair value.

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

3.	NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

4.	ACCOUNTS RECEIVABLE

Accounts receivable for the year ended March 31:

	2011	2010
Trade accounts receivable	$383,430	$-
Goods and services tax receivable	178,245	83,760
Subscription receipts	49,700	-
	$611,375	$83,760
Within the trade accounts receivable balances for 2011, 84% of the balance is due from a single customer.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

5.	PROPERTY, PLANT AND EQUIPMENT

As at March 31, 2011 the net book value of the plant and equipment is as follows:

	Cost	Accumulated Amortization	Net book value

Land	$120,000	$-	$120,000
Building	290,717	8,800	281,917
Office equipment	11,553	2,472	9,081
Machinery and equipment	787,192	365,060	422,132
Equipment acquired but not in use	676,407	-	676,407
	$1,885,869	$376,332	$1,509,537

During the year ended March 31, 2011, the Company acquired production equipment that was being installed and not in production as at the end of the year.

As at March 31, 2010 the net book value of the plant and equipment is as follows:
	Cost	Accumulated Amortization	Net book value

Office equipment	$1,958	$392	$1,566
Machinery and equipment	710,494	252,831	457,663
	$712,452	$253,223	$459,229

6.	INTANGIBLE ASSETS

As at March 31, 2011, the net book value of intangible assets are follows:

	Cost	Accumulated Amortization	Net book value

Trade marks	$33,769	$16,480	$17,289

	$33,769	$16,480	$17,289
As at March 31, 2010 the net book value of intangible assets are follows:

	Cost	Accumulated Amortization	Net book value

Trade marks	$32,233	$11,605	$20,628

	$32,233	$11,605	$20,628
7.	TERM LOAN

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
For the years ended March 31, 2011 and 2010 (US Dollars)

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 5.25% are as follows:

Repayment of the term loan for the twelve month period ended March 31,

2012	$24,092
2013	25,580
2014	27,156
2015	28,831
2016	30,610
Thereafter	71,763
Total amounts payable	208,032
Less current portion	24,092
$183,940

8.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	2011	2010

Due to related parties	$1,924,016	$770,827
Less discount to fair value	(813,262)	(91,119)
	1,110,754	679,708
Fair value of amounts due to related parties applicable to discontinued operations	-	1,144,460
	1,110,754	1,824,168

The amounts due to shareholder and amounts due to related party are unsecured, non-interest bearing with no specific terms of repayment.  The amounts due to related parties arise from cash advances made by related parties to the Company for operating capital and the purchase of machinery and equipment, primarily relating to the development of the composite flooring product.

The loans have been advanced at different increments depending on the needs of the Company and repayment was originally expected to occur in 2012.  During the year, as a condition on the issuance of common shares, the Company agreed to defer repayment of the related party loans for a period of 10 years from the date of the original issuance, but no later than April 2017.   As a result of this deferral, the fair value of the loans have been recalculated and resulted in an additional discount of $635,598.  The imputed interest rates have been assumed to remain as previously estimated, being prime on the date of the loan plus 4%.  This results in imputed interest rates ranging from 6.25% to 8,75%.  The discount to the face value of the related party loans is charged to contributed surplus.  Imputed interest for the year ended March 31, 2011 was $64,016 (2010: 23,996).

Effective, July 1, 2010, the Company sold its 50.1% interest in the container terminal business to Marino Kulas, the CEO of Conforce International for the sum of $417,989 (CAD $445,000).  The consideration is in the form of a reduction of the face value of the related party loans payable.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

The gain on the sale of the container terminal is calculated as follows:

Fair value of consideration received	$417,989
Carrying value of noncontrolling interest	247,363
Less carrying value of net book value of assets of discontinued operations	(514,677)

Gain on sale of discontinued operations	$150,675

As a result of the disposal of the container terminal division, the loan between the terminal division and the EKO-FLOR division was fair valued.  Based on the same assumptions subjected to the related party loans, the fair value of the amount due was $1,144,460.

9.	SHARE CAPITAL

Preferred Shares
At March 31, 2011, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at March 31, 2011 and March 31, 2010 no preferred shares were issued and outstanding.

Common Stock
At March 31, 2010 and March 31, 2009, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

At December 31, 2010 and March 31, 2010, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

During the third quarter ended December 31, 2010, the Company issued 13,333,334 common shares for gross proceeds of $2,000,000.   A finder’s fee was paid in the amount of $120,005 for net proceeds of $1,879,995.  The net proceeds are expected to be used for the purchase of a manufacturing facility in the United States and deposits on equipment necessary for establishing a production facility for the EKO-FLOR product.

During the fourth quarter ended March 31, 2011, the Company issued  26,785,715 common shares at $0.28 per share for gross proceeds of $7.5 million.  A finder’s fee of $750,000 and legal fees of $5,000 resulted in net proceeds of $6,745,000.  In addition there were 2,678,512 broker warrants issued with an exercise price of $0.28 per share.

As at March 31, 2011, there were 160,120,049 (2010: 120,001,000) shares issued and outstanding.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

	Common Stock
	Shares	Amount

Balance as at March 31, 2009	120,001,000	$9,157
Vice President Product Development
- employment	46,667	5,418
- certification testing	400,000	60,524
Vice President Business Development
- employment	400,000	57,652
Service provider in settlement of outstanding invoices	85,310	8,531

Shares provided by a founding shareholder - charged to Contributed surplus	(931,977)	(132,125)

Balance as at March 31, 2010	120,001,000	$9,157

Vice President Product Development
- employment	366,667	66,102
- certification testing	200,000	83,671
Vice President Business Development
- employment	600,000	89,747
Service provider in settlement of outstanding invoices	177,907	16,918

Shares provided by a founding shareholder - charged to Contributed surplus	(1,344,574)	(256,438)

Issuance of common shares	13,333,334	2,000,000
Less issuance costs		(120,005)
Net proceeds		1,879,995

Issuance of common shares	26,785,715	7,500,000
Less issuance costs		(754,998)
Less broker warrants		(911,338)
Net proceeds		5,833,664

Balance March 31, 2011	160,120,049	$7,722,816
Warrants

As part of the issuance of common shares the Company granted 2,678,512 share purchase warrants with an exercise price of $0.28 and a term of 2 years.  The warrants were valued using a black scholes valuation model with a share price at date of grant of $0.45, expected life of 1.5 years, volatility of 164% and a risk free interest rate of 0.55%.  The fair value of the warrants is $911,338.  As at March 31, 2011 the share purchase warrants are expected to expire on March 31, 2013.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

10.	LOSS PER SHARE

	2011	2010

Common shares outstanding	160,120,049	120,001,000
Warrants outstanding	2,678,512	-
	162,798,561	120,001,000

Loss per share is calculated on the basis of net loss divided by the weighted average number of common shares outstanding for the year.  The impact of warrants is anti-dilutive as the Company incurred losses during 2011 and 2010.  The following table represents the maximum number of shares that would be outstanding if all dilutive instruments were exercised and converted as at March 31, 2011.
11.	COMMITMENTS

Lease commitments
The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are approximately $4,300.

The Company has entered into a short term leasing agreement for a private automobile for use by Company employees for travel to visit the US based manufacturing facility. The monthly lease payments are approximately $640.

Future lease commitments for the fiscal years ending:

2012	$56,098

Purchase commitments
The Company entered into an agreement with a major product supplier to acquire certain manufacturing equipment provided by the supplier to be used in its trial facility in the amount of $151,390.  Repayment was expected to be made from an equity financing round intended for a production facility, however, subsequent to year end the Company and the supplier have agreed to offset the amounts committed against amounts receivable from the supplier in relation to research and development.

12.	INCOME TAXES

The reconciliation of income tax expense for the years ended March 31 computed combined federal and provincial statutory rate to income tax expense is as follows:

	2011	2010

Income tax at statutory rates (2011 - 29%, 2010 - 30%)	(639,228)	(287,926)
Permanent differences between income for tax purposes and accounting	124,767	10,860
Differences in deductions for accounting purposes and tax due to allowable timing of deductions	32,843	40,213
Change in effective tax rates	8,784

Increase in valuation allowance	472,834	236,853

	$-	$-

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows:

	2011	2010
Non-capital loss carry forwards	$745,144	$273,310
Less valuation allowance	745,144	272,310
Net future income tax assets	$-	$-

 As at March 31, 2011 the Company had net operating loss carry forwards of approximately $2.6 million for both Federal and Provincial tax purposes, which expire in varying amounts between 2018 and 2020.  The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

13.	FINANCIAL INSTRUMENTS

The Company accounts for certain assets and liabilities at fair value. In determining fair value, we consider its principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of nonperformance. The fair value hierarchy is based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

Level 1 —	Quoted prices for identical instruments in active markets.
Level 2 —
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 —	Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2011 and 2010:
Fair values measured at March 31, 2011 using:
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$6,121,074	6,121,074	-	-
Accounts receivable	$611,375	611,375	-	-

Financial Liabilities:
Accounts payable and accrued liabilities	$468,322	468,322	-	-
Term loan	$208,032	208,032	-	-
Related party loan payable	$1,110,754	-	-	1,110,754

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

Fair values measured at March 31, 2010 using:
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$146,304	146,304	-	-
Accounts receivable	$83,760	83,760	-	-

Financial Liabilities:
Accounts payable and accrued liabilities	$189,367	189,367	-	-
Term loan	$220,817	220,817	-	-
Related party loan payable	$1,824,168	-	-	1,824,168

14.	BUSINESS SEGMENTS

Prior to June 30, 2010, the Company operated in two reportable business segments; Container Terminal and EKO-FLOR.  The Container Terminal operation was organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company and responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing, sales and marketing of the Company’s EKO-FLOR product.

15.	ECONOMIC DEPENDENCE

For the year ended March 31, 2011, 82% of the EKO-FLOR composite flooring revenue was generated from 2 major customers (2010:  100%).

16.	DISCONTINUED OPERATIONS

An analysis of the financial results of the discontinued operations for the years ended March 31, is as follows:

	2011	2010

Revenues	$292,505	$1,079,487
Cost of revenues	145,510	503,345
Gross profit	146,995	576,142
Expenses	145,511	534,258
Income before tax of discontinued operations	1,484	41,884
Income tax expense	3,125	40,811
Income (loss) from discontinued operations	$(1,641)	$1,073

The financial position of the discontinued operations as at March 31, 2010 was:

March 31, 2010

Cheques issued in excess of cash	$(3,166)
Accounts receivable	334,921
Plant and equipment	68,193
Loan receivable from Conforce Corporation	1,144,460
Accounts payable and accrued liabilities	(206,638)
Income taxes payable	(263,164)
Shareholder loan payable	(6,165)
Deferred rent	(27,481)
Related party loans payable	(363,385)
Net book value of discontinued operations	677,575

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2011 and 2010 (US Dollars)

17.	CHANGES IN NON-CASH WORKING CAPITAL

	2011	2010

Accounts receivable	$(499,334)	$92,901
Inventory	27,257	(27,101)
Prepaid expenses	16,720	(15,668)
Accounts payable and accrued liabilities	257,411	(50,779)
	$(197,946)	$(647)
18.	COMPARATIVE STATEMENTS

The comparative figures have been reclassified to conform to the current year’s presentation.