Form 10-Q
period 2011-06-30
Conforce International, Inc.
filed 2011-08-15
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐  No ☒

As of June 30, 2011, 160,120,049 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
Unaudited Consolidated Interim Balance Sheets
As at June 30, 2011 and March 31, 2011 (US Dollars)
	June 30, 2011	March 31, 2011

Assets
Current Assets
Cash and cash equivalents	$5,096,560	$6,121,074
Accounts receivable	431,402	611,375
Inventory	418,358	85,284
Prepaid expenses	48,661	-
	5,994,981	6,817,733

Property, plant and equipment	2,313,281	1,509,537
Intangible assets	16,425	17,289
Other non-current assets	20,612	60,336
	$8,345,299	$8,404,895

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$543,270	$468,322
Current portion of term loan (note 5)	24,582	24,092
	567,852	492,414

Related party loan payable (note 6)	1,136,247	1,110,754
Term loan (note 5)	178,656	183,940
Forgivable loan (note 7)	500,000	-
	2,382,755	1,787,108
Shareholders equity (deficiency)
Share capital (note 8)	7,722,816	7,722,816
Contributed surplus	2,335,335	2,329,031
Accumulated other comprehensive income	73,739	73,739
Accumulated deficit	(4,169,346)	(3,507,799)
	5,962,544	6,617,787

	$8,345,299	$8,404,895

Common shares issued and outstanding	160,120,049	160,120,049

Going concern (note 2)
Committments (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
For the three month periods ended June 30, 2011 and June 30, 2010 (US Dollars)
	2011	2010

Expenses
General and administrative	461,218	202,008
Research and development	111,150	5,253
Stock based compensation	6,304	43,533
Amortization of property, plant and equipment	38,708	22,915
Amortization of intangible assets	864	1,019

	618,244	274,728

Loss before non-operating items	(618,244)	(274,728)

Interest on related party loans payable (note 6)	19,557	12,827
Interest on term loan	3,124	2,873
Interest and bank charges	1,034	119
Foreign exchange loss	19,588	827

Loss before discontinued operations and non-controlling interest in subsidiary	(661,547)	(291,374)

Net loss from discontinued operations (note 12)	-	1,641

Net loss	(661,547)	(293,015)

Noncontrolling interest	-	(13,026)

Net loss attributable to Conforce International Inc.	(661,547)	(279,989)

Other Comprehensive income:
Translation adjustment on foreign exchange	-	40,513

Total comprehensive loss	(661,547)	$(239,476)

Loss per share - basic and diluted
Fom continuing operations	$(0.00)	$(0.00)
From discontinued operations	$-	$(0.00)

Weighted average number of shares outstanding	160,120,049	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Cash Flow
For the three month periods ended June 30, 2011 and June 30, 2010 (US Dollars)
	2011	2010

Operating activities
Net loss	$(661,547)	$(279,989)
Items not affecting cash
Amortization of plant and equipment	38,708	22,915
Amortization of intangible assets	864	1,019
Imputed interest on related party loan payable	19,557	12,827
Foreign Exchange gain on related party loan payable	5,936	-
Deferred rent	-	(2,263)
Stock based compensation	6,304	43,533
	(590,178)	(201,958)
Changes in non-cash working capital (note 13)	(126,814)	(99,732)

Net cash used in operating activities	(716,992)	(301,690)

Net cash provided by discontinued operations	-	46,269

Investing activities
Purchase of plant and equipment	(842,452)	-
Decrease in non-current assets	39,724	-

Net cash used in investing activities	(802,728)	-

Financing activities
Repayment of term loans	(4,794)	(5,595)
Forgivable loan	500,000
Advances from related parties	-	221,725

Net cash provided by financing activities	495,206	216,130

Effect of foreign exchange on cash	-	(5,328)

Increase in cash and cash equivalents during the period	(1,024,514)	(44,619)

Cash and cash equivalents, beginning of the period	6,121,074	146,304

Cash and cash equivalents, end of the period	$5,096,560	$101,685

Supplemental cash flow information

Cash paid for interest	3,124	2,873

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Consolidated Statement of Shareholders Equity (deficiency)
For the three month periods ended June 30, 2011 (US Dollars)
					Other
	Common Stock		Contributed	Accumulated	Comprehensive	Total
	Shares	Amount	Surplus	Deficit	Income

Balance March 31, 2011	160,120,049	$7,722,816	$2,329,031	$(3,507,799)	$73,739	$6,617,787

Stock based compensation	-	-	6,304	-	-	6,304
Net loss	-	-	-	(661,547)	-	(661,547)

Balance, June 30, 2011	160,120,049	$7,722,816	$2,335,335	$(4,169,346)	$73,739	$5,962,544

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2011 and 2010

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the three month period ended June 30, 2011 the Company had net cash outflows from operations of $716,992 and has incurred a loss of $661,547.  As at June 30, 2011, the Company has an accumulated deficit of $4,169,346.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2011.   These interim consolidated financial statements follow the same accounting policies disclosed in the audited consolidated financial statements for the year ended March 31, 2011, with the exception of the functional currency of the Company.  As at March 31, 2011 and for all periods prior to March 31, 2011, the functional currency of the Company was Canadian Dollars and the U.S. Dollar was the reporting currency.   Due to recent changes in the Company’s economic circumstances, whereby its cash flows are denominated in U.S. dollars and financing is generally denominated in U.S. dollars, effective April 1, 2011, the U.S. Dollar will be adopted as the functional currency.  As a result of this change, the Company’s income will include gains and losses on the translation into U.S. Dollars of items denominated in Canadian dollars and other foreign currencies.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2011 and 2010

4.	NEW ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance has not had an impact on the Company’s financial statements.

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at the current rate of 5.75% are as follows:

Repayment of the term loan for the twelve month period ended June 30,

2012	$24,582
2013	26,098
2014	27,708
2015	29,417
2016	31,231
Thereafter	64,202
Total amounts payable	203,238
Less current portion	24,582
$178,656

6.	RELATED PARTY LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

	June 30, 2011	March 31, 2011

Due to related parties	$1,934,191	$1,924,016
Less discount to fair value	(797,944)	(813,262)

	$1,136,247	$1,110,754

The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2011 and 2010

The amounts due to shareholder and amounts due to related party are unsecured and non-interest bearing.  The loans were advanced at different increments depending on the needs of the Company and repayment is not permitted for a period of 10 years from the original date of each advance but no earlier than April 2017.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on the 10th anniversary of the advance or April 2017, whichever is earlier and with imputed interest charged at rates between 6.25% and 8.75%.   The imputed interest rate is calculated at Prime + 4% at the time of the advance.   Imputed interest for the three months ended June 30, 2011 was $19,557 (2010: $12,827).

7.	FORGIVABLE LOAN

During the three months ended June 30, 2011, the Company received $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of a forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company is required to ensure that there are a minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  If the minimum employee levels are not achieved the Company is no longer eligible for the property tax abatements and if the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.

8.	SHARE CAPITAL

Preferred Shares
At June 30, 2011, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at June 30, 2011 and March 31, 2011 no preferred shares were issued and outstanding.

Common Stock
At June 30, 2011 and March 31, 2011, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at June 30, 2011 and March 31, 2011 there were 160,120,149 shares issued and outstanding.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2011 and 2010

	Common Stock
	Shares	Amount

Balance as at March 31, 2010	120,001,000	$9,157

Vice President Product Development
- employment	366,667	66,102
- certification testing	200,000	83,671
Vice President Business Development
- employment	600,000	89,747
Service provider in settlement of outstanding invoices	177,907	16,918

Shares provided by a founding shareholder - charged to Contributed surplus	(1,344,574)	(256,438)

Issuance of common shares	13,333,334	2,000,000
Less issuance costs		(120,005)
Net proceeds		1,879,995

Issuance of common shares	26,785,715	7,500,000
Less issuance costs		(754,998)
Less broker warrants		(911,338)
Net proceeds		5,833,664
Balance March 31, 2011	160,120,049	$7,722,816

Vice President Product Development
- employment	33,333	6,304

Shares provided by a founding shareholder - charged to Contributed surplus	(33,333)	(6,304)

Balance June 30, 2011	160,120,049	$7,722,816

Warrants

As part of the issuance of common shares during the year ended March 31, 2011, the Company granted 2,678,512 share purchase warrants with an exercise price of $0.28 and a term of 2 years.  The warrants were valued using a black scholes valuation model with a share price at date of grant of $0.45, expected life of 1.5 years, volatility of 164% and a risk free interest rate of 0.55%.

The fair value of the warrants is $911,338.  As at March 31, 2011 the share purchase warrants are expected to expire on March 31, 2013.

9.	COMMITMENTS

Lease commitments
The Company leases office space under a five year lease which runs through April 2012.  Monthly lease payments are approximately $4,310.

The Company has entered into a short term leasing agreement for a vehicle. The monthly lease payments are approximately $641.

Future lease commitments for the fiscal years ending:

2012	$40,019

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2011 and 2010

10.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments including related party loans payable. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments excluding related party loans are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods of up to 10 years after the initial related party advance, although not before April 2017.  The fair value of the Company’s related party loans totalled $1,136,247 as of June 30, 2011 and $1,110,754 as of March 31, 2011.

11.	BUSINESS SEGMENTS

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

Effective July 1, 2010, the Company sold its interest in the container terminal business resulting in a single reportable business segment.

12.	DISCONTINUED OPERATIONS

Effective July 1, 2010, the Company sold its interest in Conforce 1 Container Terminals, a 50.1% owned subsidiary to the Company’s Chairman and CEO and the container terminal’s minority shareholder.  As a result of this transaction, for comparative purposes, the results of this subsidiary are presented separately on the consolidated statements of operations as discontinued operations.
An analysis of the financial results of the discontinued operations is as follows:

	June 30, 2011	June 30, 2010

Revenues	$-	$292,505
Cost of revenues	-	145,510
Gross profit	-	146,995
Expenses	-	145,511
Income before tax of discontinued operations	-	1,484
Income tax expense	-	3,125
Loss from discontinued operations	$-	$(1,641)

13.	CHANGES IN NON-CASH WORKING CAPITAL

	March 31, 2011	March 31, 2010

Accounts receivable	$179,973	$(9,420)
Inventory	(333,074)	(27,060)
Prepaid expenses	(48,661)	(18,335)
Accounts payable and accrued liabilities	74,948	(44,917)

	$(126,814)	$(99,732)

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

PLAN OF OPERATIONS

In fiscal 2012, the Company’s primary focus continues to be on the commercialization of EKO-FLOR.

With the build-out of the production facility during the first fiscal quarter of 2012 and the continued very positive feedback from potential customers, the Company is focusing its attention solely on the commercialization of its EKO-FLOR product line.  Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2012 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.

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

EKO-FLOR cs-4:    (container flooring) The Company expects that trials with two major shipping lines will be completed in or around October 2011. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around the second quarter 2012.   Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written commitments are secured and that such commitments are in-line with Conforce expectations of approximately 60,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be approximately $ 25 million dollars.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  At such time as the Company receives volume indications and commitments as described above, then various funding options such as private placements, public offerings, debt financings, or a combination thereof, will be considered. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

EKO-FLOR ms-1:  (container shelving) This is a variation of the cs-4 container flooring panel designed for use as load bearing shelving panels in special application military containers.   Although the initial one-year term of the contract in connection with the sale of ms-1 to the Company’s US military sub-contractor ended in January 2010, Conforce expects that should the US Military require additional product, the Company would receive ms-1 orders under similar terms and conditions as stated in the original agreement between Conforce and its military sub-contractor.

EKO-FLOR xts:   (transport trailer flooring) Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company has received positive expressions of interest and subsequent trial orders. It also expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written commitments.  The Company purchased a 155,000 square foot building in Peru, Indiana in order to establish its US manufacturing operations for the production of xts highway trailer panels and is in the process of commissioning manufacturing equipment in a staged ramp-up of capacity at this facility.  Funding for this facility was by way of a $2 million private placement in October 2010 followed by a $7.5 million private placement in February 2011.   At full capacity, the facility is expected to produce flooring for approximately 70,000 full sized 53’ highway trailers.  Capacity is expected to expand to full capacity by the end of the fourth quarter of fiscal 2012.  The Company believes it is adequately funded to execute the build out and production ramp up of the Peru, Indiana facility, and does not anticipate further funding requirements.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the three month period ended June 30, 2011 the Company had net cash outflows from operations of $716,992 and has incurred a loss of $661,547.  As at June 30, 2011, the Company has an accumulated deficit of $4,169,346.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

The Company has available approximately $4.6 million dollars for the purposes of ramping up production in the Peru Indiana facility and the ongoing business development costs as it moves on the expansion strategy into other  markets.  The Company is believed to have sufficient funding to continue operations beyond the next 12 months and ramp up the capacity in the Peru facility

The Company does not currently have any outstanding lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $250,000 payable over 10 years (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

During the three months ended June 30, 2011, the Company received $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of a forgivable along with certain property tax abatements.  Under the terms of the incentive, the Company is required to ensure that there are a minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  If the minimum employee levels are not achieved the Company is no longer eligible for the property tax abatements and if the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED JUNE 30, 2011 COMPARED TO THE INTERIM PERIOD ENDED JUNE 30, 2010

The Company did not generate revenues during the three month periods ended June 30, 2011 or June 30, 2010.  The Company focused on the closure of the development site in Ontario, Canada, transferring the inventory, equipment to the new owned facility in Indiana.  Training commenced in Indiana using experienced equipment from the development facility and through hiring additional people in Indiana.

Management, administrative and production supervision staff were hired and trained in Indiana during the quarter ended March 31, 2011, along with the placing and receiving of additional production lines.  Production is expected to begin in the second quarter of fiscal 2012 in order to satisfy existing orders of EKO-FLOR – xts.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities.  For the three months ended June 30, 2011, general and administrative expenses were $461,218, compared with $202,008 for the same period in 2010.  The increase in general and administrative expenses is primarily a result of the additional costs incurred in the establishment of the Peru facility, as noted above.  Additional costs primarily include the additional people, maintenance and security at the Indiana facility.

Research and development for the three months ended June 30, 2011 was $111,150 compared with $5,253 for the same period in 2011.  The increase in research and development is primarily the raw material used in the commissioning and tuning of the equipment and in the training of new employees in order to improve production quality when full production begins.

Stock based compensation for the three months ended June 30, 2011 was $6,304 compared with $43,533 for the same period in 2010.  The decrease in stock based compensation is because of the expiration of the current stock based compensation programs where founding shareholders provided the underlying stock to be granted to the employees.  The Company is in the process of developing an Employee Stock Option Plan that is expected to be implemented in the coming quarters.

Amortization of property, plant and equipment for the three months ended June 30, 2011 was $38,708 compared with $22,915 for the same period in 2010.  The increase is attributable to the additional equipment that was purchased and in use in Indiana, including the building. It is expected that the amortization expense will increase significantly in the coming quarters as the equipment that has been purchased is put to use and consequently amortized.

For the three months ended June 30, 2011, the Company expensed $19,557 for the imputed interest on related party loans compared with $12,827 for the same period in 2011.  This increased expense is attributable to the increased amounts of funds advanced by related parties throughout fiscal 2011 compared with the balance on June 30, 2010.    The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

 OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $543,270 at June 30, 2011 compared with $468,322 at March 31, 2011, an increase of $74,948 resulting from increased purchases for inventory in anticipation of beginning production of EKO-FLOR panels in the new Indiana facility.

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.  As at June 30, 2011 USD $203,238 was still outstanding on this loan.

At June 30, 2011, the Company has related party loans payable of $1,136,247 compared with $1,110,754 for the year ended March 31, 2011.   The related party loans payable are unsecured and interest free and are expected to be repaid 10 years after the original advance but not before April 2017 with an imputed interest rate of between 6.25% and 8.75%.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.

The face value of the related party loans payable as at June 30, 2011 is $1,934,191 compared with $1,924,016 as at March 31, 2011.   The increase in the face value of the related party loans is due to the translation of the Canadian dollar loans into the U.S. Dollar functional currency during a weakening of the US Dollar relative to the Canadian dollar.

The imputed interest for the three month period ended March 31, 2011 was $19,557 compared with 12,827 for the three month period ended March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, June 30, 2011, our Chief Executive Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

The Chief Executive Officer has concluded, based on his evaluation, that as at the end of the period covered in this report, the Company’s disclosure controls and procedures are not effective due to internal control weaknesses as discussed below:

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

There have not been any changes to the company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to  materially affect the company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company continues to look to strengthen the finance and accounting group with a CFO and qualified support staff.  The Company has engaged the services of a designated accountant in a senior accounting and reporting role.

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

Conforce International, Inc.

Aug 15, 2011	By:	/s/ Marino Kulas
Marino Kulas
Chairman & CEO