Form 10-K/A
period 2011-03-31
Conforce International, Inc.
filed 2011-09-26
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

CUSTOMERS

For the year ended March 31, 2011, 82% of the EKO-FLOR composite flooring revenue was generated from 2 major customers, being Vanguard  National Trailer Corporation and  the Maersk Line (2010:  100% came from Sea Box Inc.)

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

Conforce International, Inc.

September 26 , 2011	By:	/s/ Marino Kulas
Marino Kulas
President & CEO

	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer

Tel: 905 946 1066 Fax: 905 946 9524 www.bdo.ca	BDO Canada LLP 60 Columbia Way, Suite 300 Markham ON L3R 0C9 Canada

Auditors’ Report

To the Shareholders of
Conforce International Inc.

We have audited the consolidated balance sheets of Conforce International Inc.  as at March 31, 2011 and 2010 and the consolidated statements of operations and comprehensive loss, cash flows and shareholders’ equity (deficiency) for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conforce International Inc.  as of March 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Conforce International Inc. will continue as a going concern.  As more fully described in Note 2, the Company has incurred recurring losses and its ability to continue as a going concern will depend on its ability to generate positive cash flows from operations or secure additional financing.  There can be no assurance that the Company’s activities will be successful or sufficient and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The 2011 and 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Chartered Accountants, Licensed Public Accountants
Markham, Ontario
June 29, 2011

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