Form 10-Q/A
period 2011-06-30
Conforce International, Inc.
filed 2011-09-26
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q /A
(Amendment No. 1)

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

During the three months ended June 30, 2011, the Company received from the City of Peru, $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of an interest free,forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility,  purchase or deliver equipment to be used in the manufacturing facility and agree to hire a  minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  These terms of the incentive have been met by the Company.  If the minimum employee levels are not achieved the Company will not be eligible  for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility that the Company may  otherwise be entitled to.  If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.
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
32.1
Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2
Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
101.ins
XBRL Instance
101.xsd
XBRL Schema
101.cal
XBRL Calculation
101.def
XBRL Definition
101.lab
XBRL Label
101.pre
XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc.

September 26 , 2011	By:	/s/ Marino Kulas
Marino Kulas
Chairman & CEO