Form 10-Q
period 2011-09-30
Conforce International, Inc.
filed 2011-11-14
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes  ☐  No ☒

As of September 30, 2011, a total of 160,120,049 shares of the Company’s common stock with a $0.0001 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Conforce International Inc.
Unaudited Consolidated Interim Balance Sheets
As at September 30, 2011 and March 31, 2011 (US Dollars)
	September 30, 2011	March 31, 2011

Assets
Current Assets
Cash and cash equivalents	$3,582,525	$6,121,074
Accounts receivable	124,636	611,375
Inventory	684,360	85,284
Prepaid expenses	68,216	-
	4,459,737	6,817,733

Property, plant and equipment	2,641,531	1,509,537
Intangible assets	33,399	17,289
Other non-current assets	19,436	60,336
	$7,154,103	$8,404,895

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$448,492	$468,322
Current portion of term loan (note 5)	22,963	24,092
Current portion of forgivable loan (note 7)	100,000	-
	571,455	492,414

Related party loan payable (note 6)	1,063,767	1,110,754
Term loan (note 5)	158,540	183,940
Forgivable loan (note 7)	375,000	-
	2,168,762	1,787,108
Shareholders equity (deficiency)
Share capital (note 8)	7,722,816	7,722,816
Contributed surplus	2,353,284	2,329,031
Accumulated other comprehensive income	73,739	73,739
Accumulated deficit	(5,164,498)	(3,507,799)
	4,985,341	6,617,787

	$7,154,103	$8,404,895

Common shares issued and outstanding	160,120,049	160,120,049
Going concern (note 2)
Commitments (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
For the three and six month periods ended September 30, 2011 and September 30, 2010 (US Dollars)

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Product revenue	$54,801	$55,719	$54,801	$55,719

Cost of product revenue	48,021	59,295	48,021	59,295

Gross profit (loss)	6,780	(3,576)	6,780	(3,576)

Expenses
General and administrative	339,694	161,022	800,912	363,031
Research and development	675,734	6,629	786,884	11,882
Stock based compensation	17,949	47,279	24,253	90,812
Amortization of property, plant and equipment	63,956	25,838	102,664	48,753
Amortization of intangible assets	858	1,008	1,722	2,027
	1,098,191	241,776	1,716,435	516,505

Loss before non-operating items	(1,091,411)	(245,352)	(1,709,655)	(520,081)

Interest on related party loans payable (note 6)	19,513	15,009	39,070	27,836
Interest on term loan	3,321	2,961	6,445	5,834
Interest and bank charges	355	278	1,389	397
Gain on forgivable loan	(25,000)	-	(25,000)	-
Foreign exchange loss (gain)	(94,448)	1,233	(74,860)	2,060
Loss before discontinued operations and non-controlling interest in subsidiary	(995,152)	(264,833)	(1,656,699)	(556,208)

Gain on sale of subsidiary	-	(150,675)	-	(150,675)
Net loss from discontinued operations (note 12)	-	-	-	1,641

Net loss	(995,152)	(114,158)	(1,656,699)	(407,174)

Noncontrolling interest	-	-	-	(13,026)

Net loss attributable to Conforce International Inc.	(995,152)	(114,158)	(1,656,699)	(394,148)

Other Comprehensive income:
Translation adjustment on foreign exchange	-	(20,722)	-	19,791
Total comprehensive loss	(995,152)	$(134,880)	(1,656,699)	$(374,357)

Loss per share - basic and diluted
From continuing operations	$(0.01)	$-	$(0.01)	$-
From discontinued operations	$-	$-	$-	$-

Weighted average number of shares outstanding	160,120,049	120,001,000	160,120,049	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Cash Flow
For the six month periods ended September 30, 2011 and 2010 (US Dollars)
	2011	2010

Operating activities
Net loss	$(1,656,699)	$(394,148)
Items not affecting cash
Amortization of plant and equipment	102,664	48,753
Amortization of intangible assets	1,722	2,027
Imputed interest on related party loan payable	39,070	27,836
Gain on forgivable loan	(25,000)	-
Foreign Exchange gain on related party loan payable	(101,427)	-
Deferred rent	-	(4,492)
Stock based compensation	24,253	90,812
Gain on sale of discontinued operations	-	(150,675)
	(1,615,417)	(379,887)
Changes in non-cash working capital (note 13)	(200,383)	(70,161)
Net cash used in operating activities	(1,815,800)	(450,048)

Net cash provided by discontinued operations	-	46,269

Investing activities
Purchase of plant and equipment	(1,234,658)	(33,902)
Investment in intangible assets	(17,832)	-
Decrease (increase) in non-current assets	40,900	(19,393)
Net cash used in investing activities	(1,211,590)	(53,295)

Financing activities
Repayment of term loans	(11,159)	(10,989)
Forgivable loan	500,000	-
Advances from related parties	-	396,274
Net cash provided by financing activities	488,841	385,285
Effect of foreign exchange on cash	-	(992)
Decrease in cash and cash equivalents during the period	(2,538,549)	(144,803)
Cash and cash equivalents, beginning of the period	6,121,074	146,304

Cash and cash equivalents, end of the period	$3,582,525	$1,501
Supplemental cash flow information
Cash paid for interest	6,445	5,834

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Unaudited Consolidated Statement of Shareholders Equity
For the six month period ended September 30, 2011 (US Dollars)
					Other
	Common Stock		Contributed	Accumulated	Comprehensive	Total
	Shares	Amount	Surplus	Deficit	Income

Balance as at March 31, 2009	160,120,049	$7,722,816	$2,329,031	$(3,507,799)	$73,739	$6,617,787

Stock based compensation	-	-	24,253	-	-	24,253
Net loss	-	-	-	(1,656,699)	-	(1,656,699)

Balance, J 30, 2011	160,120,049	$7,722,816	$2,353,284	$(5,164,498)	$73,739	$4,985,341

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the six month periods ended September 30, 2011 and 2010

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the six month period ended September 30, 2011 the Company had net cash outflows from operations of $1,815,800 and has incurred a loss of $1,656,699.  As at September 30, 2011, the Company has an accumulated deficit of $5,164,498.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2011.   These interim consolidated financial statements follow the same accounting policies disclosed in the audited consolidated financial statements for the year ended March 31, 2011, with the exception of the functional currency of the Company.

As at March 31, 2011 and for all periods prior to March 31, 2011, the functional currency of the Company was Canadian Dollars and the U.S. Dollar was the reporting currency.   Due to recent changes in the Company’s economic circumstances, whereby its cash flows are denominated in U.S. dollars and financing is generally denominated in U.S. dollars, effective April 1, 2011, the U.S. Dollar was adopted as the functional currency.  As a result of this change, the Company’s income will include gains and losses on the translation into U.S. Dollars of items denominated in Canadian dollars and other foreign currencies.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the six month periods ended September 30, 2011 and 2010

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

 In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (the ASU). The ASU results from a joint project with the International Accounting Standards Board which also issued new guidance on fair value measurements. The ASU updates the existing fair value measurement guidance within ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 provides a framework for how companies should measure fair value when used in financial reporting, and sets out required disclosures. The amendments are intended to clarify how fair value should be measured, converge the U.S. guidance with IFRS, and expand the disclosures that are required. The updated U.S. guidance is effective for interim and annual periods beginning after December 15, 2011.

On June 16, the FASB issued Accounting Standards Update 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income" requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. As a result, the presentation of other comprehensive income will be broadly aligned with IFRS.
The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011.

5.	TERM LOAN

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at the current rate of 6.0% are as follows:

Repayment of the term loan for the twelve month period ended September 30,

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the six month periods ended September 30, 2011 and 2010

2012	$22,963
2013	24,379
2014	25,883
2015	27,479
2016	29,174
Thereafter	51,625
Total amounts payable	181,503
Less current portion	22,963
$158,540

6.	RELATED PARTY LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

	September 30, 2011	March 31, 2011

Due to related parties	$1,779,744	$1,924,016
Less discount to fair value	(715,977)	(813,262)

	$1,063,767	$1,110,754

The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The amounts due to shareholder and amounts due to related party are unsecured and non-interest bearing.  The loans were advanced at different increments depending on the needs of the Company and repayment is not permitted for a period of 10 years from the original date of each advance but no earlier than April 2017.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on the 10th anniversary of the advance or April 2017, whichever is earlier and with imputed interest charged at rates between 6.25% and 8.75%.   The imputed interest rate is calculated at Prime + 4% at the time of the advance.   Imputed interest for the six months ended September 30, 2011 was $39,070 (2010: $27,836).

7.	FORGIVABLE LOAN

During the six months ended September 30, 2011, the Company received from the City of Peru, $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility,  purchase or deliver equipment to be used in the manufacturing facility and agree to hire a  minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  These terms of the incentive have been met by the Company.  If the minimum employee levels are not achieved the Company will not be eligible  for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility that the Company may  otherwise be entitled to.  If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.   Consequently, $25,000 has been recorded as a gain on the forgivable loan and $100,000 is recorded as a current liability

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the six month periods ended September 30, 2011 and 2010

8.	SHARE CAPITAL

Preferred Shares
At September 30, 2011, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at September 30, 2011 and March 31, 2011 no preferred shares were issued and outstanding.

Common Stock
At September 30, 2011 and March 31, 2011, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at September 30, 2011 and March 31, 2011 there were 160,120,149 shares issued and outstanding.

	Common Stock
	Shares	Amount

Balance as at March 31, 2010	120,001,000	$9,157

Vice President Product Development
- employment	366,667	66,102
- certification testing	200,000	83,671
Vice President Business Development
- employment	600,000	89,747
Service provider in settlement of outstanding invoices	177,907	16,918

Shares provided by a founding shareholder - charged to Contributed surplus	(1,344,574)	(256,438)

Issuance of common shares	13,333,334	2,000,000
Less issuance costs		(120,005)
Net proceeds		1,879,995

Issuance of common shares	26,785,715	7,500,000
Less issuance costs		(754,998)
Less broker warrants		(911,338)
Net proceeds		5,833,664

Balance March 31, 2011	160,120,049	$7,722,816
Vice President Product Development
- employment	33,333	6,304
Shares provided by a founding shareholder - charged to Contributed surplus	(33,333)	(6,304)

Balance September 30, 2011	160,120,049	7,722,816

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

Options

During the six months ended September 30, 2011, the Company issued a total of 360,000 options to employees with an exercise price of $0.50 cents per share and a term of three years.  The options vest over a period of three years with one third on each of the anniversary from the date of issue.  The options were valued at $130,140 using a BlackScholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

In relation to these options, for the three and six months ended September 30, 2011, $17,949 and $24,253 respectively was expensed as stock based compensation.

9.	COMMITMENTS

Lease commitments
The Company leases office space under a five year lease which runs through March 2012.  Monthly lease payments are approximately $3,979.

The Company has entered into a short term leasing agreement for a vehicle. The monthly lease payments are approximately $592.

Future lease commitments for the fiscal years ending 2012 is $24,466.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods of up to 10 years after the initial related party advance, although not before April 2017.  The fair value of the Company’s related party loans totalled $1,063,767 as of September 30, 2011 and $1,110,754 as of March 31, 2011.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the six month periods ended September 30, 2011 and 2010

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
An analysis of the financial results of the discontinued operations is as follows:

	September 30, 2011	September 30, 2010

Revenues	$-	$292,505
Cost of revenues	-	145,510
Gross profit	-	146,995
Expenses	-	145,511
Income before tax of discontinued operations	-	1,484
Income tax expense	-	3,125
Loss from discontinued operations	$-	$(1,641)

\
13.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2011	2010

Accounts receivable	$486,739	$(134,343)
Inventory	(599,076)	69,655
Prepaid expenses	(68,216)	13,515
Accounts payable and accrued liabilities	(19,830)	(18,988)

	$(200,383)	$(70,161)

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

With the build-out of the production facility during the first half of fiscal 2012 and the continued very positive feedback from potential customers, the Company is focusing its attention solely on the commercialization of its EKO-FLOR product line.  Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2012 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.

Should the container industry in 2012 collectively produce one half of its 2007 new build volume of 3.9 million twenty foot equivalent containers (TEU), the Company would still experience significant growth assuming it is able to secure and produce projected orders of approximately 60,000 TEU or approximately 3% of total new build volume. It is important to note that in the event the outcome of the trials are successful and if the Company receives written orders from its customers in the amount mentioned above, then the Company intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing of approximately $25 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. If and when Conforce receives such written orders, it is at that time that various financing avenues will be considered such as private placements or public offerings.

EKO-FLOR cs-4:    (container flooring) The Company expects that trials with two major shipping lines will be completed in or around October 2011. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around the second half of 2012.   Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written commitments are secured and that such commitments are in-line with Conforce expectations of approximately 60,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be approximately $ 25 million dollars.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  At such time as the Company receives volume indications and commitments as described above, then various funding options such as private placements, public offerings, debt financings, or a combination thereof, will be considered. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

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

EKO-FLOR xts:   (transport trailer flooring) Based on customer evaluations of EKO-FLOR xts, a modified variation of the cs-4 container panel, the Company has received positive expressions of interest and subsequent small initial orders. It expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written commitments.  The Company purchased a 155,000 square foot building in Peru, Indiana in order to establish its US manufacturing operations for the production of xts highway trailer panels and is in the process of commissioning manufacturing equipment in a staged ramp-up of capacity at this facility.  Funding for this facility was by way of a $2 million private placement in October 2010 followed by a $7.5 million private placement in February 2011.   At full capacity, the facility is expected to produce flooring for approximately 70,000 full sized 53’ highway trailers.  Capacity is expected to expand to full capacity by the end of the fourth quarter of fiscal 2012.  The Company believes it is adequately funded to execute the build out and production ramp up of the Peru, Indiana facility, and does not anticipate further funding requirements.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the six month period ended September 30, 2011 the Company had net cash outflows from operations of $1,815,800 and has incurred a loss of $1,656,699.  As at September 30, 2011, the Company has an accumulated deficit of $5,164,498.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

The Company has available approximately $3.6 million dollars for the purposes of ramping up production in the Peru Indiana facility and the ongoing business development costs as it moves on the expansion strategy into other  markets.  The Company is believed to have sufficient funding to continue operations beyond the next 12 months and ramp up the capacity in the Peru facility

The Company does not currently have any outstanding lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $250,000 payable over 10 years (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

During the six months ended September 30, 2011, the Company received from the City of Peru, $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility,  purchase or deliver equipment to be used in the manufacturing facility and agree to hire a  minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  These terms of the incentive have been met by the Company.  If the minimum employee levels are not achieved the Company will not be eligible  for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility that the Company may  otherwise be entitled to.  If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THE INTERIM PERIOD ENDED SEPTEMBER 30, 2010

Revenues for the three and six month periods ended September 30, 2011 were $54,801 compared with $55,719 for the three and six month periods ended September 30, 2010.   The revenues are generated from a small number of EKO-FLOR - cs4 trailer flooring that passes quality control as the production equipment in the Peru facility commissions the manufacturing equipment.

The Company closed the development site in Ontario, Canada, on March 31, 2011 and transferred the inventory, equipment to the new owned facility in Indiana.  Training commenced in Indiana using experienced employees and initially the equipment from the development facility and through hiring additional people in Indiana.  Care is being taken in the commissioning of the equipment to facilitate future expansion with additional lines.  Regular production is expected to begin in the third quarter of fiscal 2012 in order to satisfy existing orders of EKO-FLOR – xts.

General and administrative expenses consist of administrative salaries and wages, professional fees and consultants, office supplies, travel and utilities.  For the six months ended September 30, 2011, general and administrative expenses were $800,912, compared with $363,061 for the same period in 2010.   For the three months ended September 30, 2011 the general and administration expenses were $339,694 compared with $161,022 for the three months ended September 30, 2010.   The increase in general and administrative expenses is primarily a result of the additional costs incurred in the establishment of the Peru facility as noted above.  Costs include the addition of a dedicated senior marketing professional and a chief of technology whose responsibility is to ensure the scalability of the manufacturing lines and the development of quality control procedures and processes.  In addition, costs were expensed during this period to introduce the EKO-FLOR product to large international customers.

Research and development for the six months ended September 30, 2011 was $786,884 compared with $11,882 for the same period in 2011.  For the three months ended September 30, 2011, the research and development expense was $675,734 compared with $6,629 for the same period in 2010.  The increase in research and development is primarily the raw material used in the commissioning and tuning of the equipment and in the training of new employees in order to improve production quality when full production begins.  Raw materials are being consumed during the commissioning process of the equipment and the development of an improved process that allows for improved manufacturing consistency in quality of product on individual machines and scalability across multiple production lines

Stock based compensation for the six months ended September 30, 2011 was $24,253 compared with $90,812 for the same period in 2010.  For the three months ended September 30, 2011, stock based compensation was $17,949 compared with $47,279 for the same period in 2010.  The decrease in stock based compensation is due to the expiration of the previous year's stock based compensation program where founding shareholders provided the underlying stock to be granted to the employees.  During the six month period ended September 30, 2011, the Company issued a total of 360,000 options to employees with an exercise price of $0.50 cents per share and a term of three years.  The options vest over a period of three years with one third on each of the anniversary from the date of issue.  The options were valued at $130,140 using a Black-Scholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

In relation to these options, the three and six months ended September 30, 2011, $17,949 was expensed as stock based compensation.

The Company is in the process of developing an Employee Stock Option Plan that is expected to be implemented in the coming quarters.

Amortization of property, plant and equipment for the six months ended September 30, 2011 was $102,664 compared with $48,753 for the same period in 2010.  For the three months ended September 30, 2011, the amortization of property plant and equipment was $63,956 compared with $25,838 for the same period in 2010.  The increase is attributable to the additional equipment that was purchased and in use in Indiana, including the building, which was acquired in October of 2010. As expected the amortization expense increased significantly with the equipment acquired for the Peru facility being commissioned.  The amortization expense is expected to increase further as additional lines are put into operation.

For the six months ended September 30, 2011, the Company expensed $39,070 for the imputed interest on related party loans compared with $27,836 for the same period in 2011.  This increased expense is attributable to the increased amounts of funds advanced by related parties throughout fiscal 2011 compared with the balance on September 30, 2010.    The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

For the six months period ended September 30, 2011, there was a foreign exchange gain of $74,860 compared to a foreign exchange loss of $2,060 for the same period in 2010.  For the three months ended September 30, 2011, the foreign exchange gain was $94,448, compared with a loss of $1,233 for the same period in the prior year.   The gain arises due to the strengthening of the US dollar compared with the Canadian dollar during the quarter and half year and the Company holding related party loans in Canadian dollars.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $448,492 at September 30, 2011 compared with $468,322 at March 31, 2011, a decrease of $19,830.  This relatively insignificant change is a result of two off-setting activities.  First the Company is buying more raw material and incurring additional expenses which would generally increase accounts payable. However, the Company is satisfying its obligations on a more timely basis compared to March 31, 2011 which would generally reduce the accounts payable.  These two activities off-set each other and result in a nominal change in the accounts payable balance maintaining the terms of payment increase product that it is holding as inventory and resulting from increased purchases for inventory in anticipation of beginning production of EKO-FLOR panels in the new Indiana facility.

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.  As at September 30, 2011 USD $181,503 was still outstanding on this loan.

At September 30, 2011, the Company has related party loans payable of $1,779,744 with a discount of $715,977 for a fair value of $1,063,767.   This compares to March 31, 2011 related party loans payable of $1,924,016 with a discount of $813,262 for a fair value of $1,136,247.  The change in the related party loans is primarily related to the strengthening of the US dollars compared with the Canadian dollar during the six months ended September 30, 2011.    The related party loans payable are unsecured and interest free and are expected to be repaid 10 years after the original advance but not before April 2017 with an imputed interest rate of between 6.25% and 8.75%.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.

The imputed interest for the six month period ended September 30, 2011 was $39,070 compared with $27,836 for the six month period ended September 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, September 30, 2011, our Chief Executive Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Removed and Reserved.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.
Description

31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
2.0	Acquisition Agreement and Plan of Merger dated May 24, 2005 *
3.1	Certificate of Incorporation for Conforce International, Inc. *
3.1.1	Certificate of Incorporation for Conforce Container Corporation *
3.1.2	Certificate of Incorporation for Conforce 1 Container Terminals, Inc. *
3.1.3	Certificate of Incorporation for Conforce USA, Inc.
3.1.4	Certificate of Incorporation for Conforce Holdings, Inc.
3.2	Bylaws *
3.2.1	Bylaws for Conforce USA, Inc.
3.2.2	Bylaws for Conforce Holdings, Inc.
10.1	Canada Small Business Financial Loan dated November 26, 2008*
10.2	Sea Box, Inc. Purchase Order dated November 25, 2009 *
10.3	Letter of Agreement in Connection with the Strategic Partnership Between Conforce International, Inc. and Bayer MaterialScience, LLC. dated February 2, 2009 *
10.4	Advisory Agreement between WorldWide Associates, Inc. and Conforce International, Inc. dated April 2, 2007 *
10.5	Employment Renewal Proposal for Joseph DeRose dated October 31, 2008 *
10.6	Employment Proposal for Joseph DeRose dated Octobe 27, 2006 *
10.7	Employment Renewal Proposal for Joseph DeRose dated October 31, 2007 *
101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation

    * Denotes previously filed exhibits with Conforce International, Inc.’s Form 10-12G.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc. (registrant)

Date: November 14, 2011	By:	/s/ Marino Kulas
Marino Kulas
Chairman, CEO and Director
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer
(Principal Accounting Officer)