Form 10-Q
period 2011-12-31
Conforce International, Inc.
filed 2012-02-14
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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
Yes  ☐  No ☒

As of December 31, 2011, a total of 160,120,049 shares of the Company’s common stock with a $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
Unaudited Consolidated Interim Balance Sheets
As at December 31, 2011 and March 31, 2011 (US Dollars)
	December 31, 2011	March 31, 2011

Assets
Current Assets
Cash and cash equivalents	$2,478,659	$6,121,074
Accounts receivable	125,817	611,375
Inventory	616,015	85,284
Prepaid expenses	140,383	-
	3,360,874	6,817,733

Property, plant and equipment	2,603,142	1,509,537
Intangible assets	32,621	17,289
Other non-current assets	5,885	60,336
	$6,002,522	$8,404,895

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$458,530	$468,322
Current portion of term loan (note 5)	24,030	24,092
Current portion of loan (note 7)	100,000	-
	582,560	492,414

Related party loan payable (note 6)	1,115,235	1,110,754
Term loan (note 5)	157,253	183,940
Loan (note 7)	350,000	-
	2,205,048	1,787,108
Shareholders equity (deficiency)
Share capital (note 8)	7,722,816	7,722,816
Contributed surplus	2,367,369	2,329,031
Accumulated other comprehensive income	73,739	73,739
Accumulated deficit	(6,366,450)	(3,507,799)
	3,797,474	6,617,787

	$6,002,522	$8,404,895

Common shares issued and outstanding	160,120,049	160,120,049

Going concern (note 2)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
For the three and nine month periods ended December 31, 2011 and December 31, 2010 (US Dollars)

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Product revenue	$33,152	$14,810	$87,953	$70,529

Cost of product revenue	33,301	64,224	81,322	123,519

Gross profit (loss)	(149)	(49,414)	6,631	(52,990)

Expenses
General and administrative	461,008	341,846	1,261,920	704,877
Research and development	556,495	97,343	1,343,379	109,226
Stock based compensation	14,085	51,769	38,338	142,582
Amortization of property, plant and equipment	114,648	28,785	217,312	77,538
Amortization of intangible assets	1,755	1,034	3,477	3,061

	1,147,991	520,777	2,864,426	1,037,284

Loss before non-operating items	(1,148,140)	(570,191)	(2,857,795)	(1,090,274)

Interest on related party loans payable (note 6)	17,562	17,848	56,632	45,684
Interest on term loan	2,827	3,119	9,272	8,953
Interest and bank charges	342	47	1,731	443
Gain on forgivable loan	(25,000)	-	(50,000)	-
Foreign exchange loss (gain)	58,081	16,933	(16,779)	18,994
Loss before discontinued operations and non-controlling interest in subsidiary	(1,201,952)	(608,138)	(2,858,651)	(1,164,348)

Gain on sale of subsidiary	-	-	-	(150,675)
Net loss from discontinued operations (note 12)	-	-	-	1,641

Net loss	(1,201,952)	(608,138)	(2,858,651)	(1,015,314)

Noncontrolling interest	-	-	-	(13,026)

Net loss attributable to Conforce International Inc.	(1,201,952)	(608,138)	(2,858,651)	(1,002,288)

Other Comprehensive income:
Translation adjustment on foreign exchange	-	1,227	-	21,018

Total comprehensive loss	(1,201,952)	$(606,911)	(2,858,651)	$(981,270)

Loss per share - basic and diluted
From continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
From discontinued operations	$-	$-	$-	$0.00

Weighted average number of shares outstanding	160,120,049	132,609,696	160,120,049	120,001,000

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Cash Flow
For the nine month periods ended December 31, 2011 and 2010 (US Dollars)
	2011	2010

Operating activities
Net loss	$(2,858,651)	$(1,002,288)
Items not affecting cash
Amortization of property, plant and equipment	217,312	77,538
Amortization of intangible assets	3,477	3,061
Imputed interest on related party loan payable	56,632	45,684
Gain on forgivable loan	(50,000)	-
Foreign Exchange gain on related party loan payable	(65,790)	-
Deferred rent	-	(6,799)
Stock based compensation	38,338	142,582
Gain on sale of discontinued operations	-	(150,675)
	(2,658,682)	(890,897)
Changes in non-cash working capital (note 13)	(195,348)	(4,807)

Net cash used in operating activities	(2,854,030)	(895,704)

Net cash used in discontinued operations	-	(31,018)

Investing activities
Purchase of plant and equipment	(1,310,917)	(909,071)
Investment in intangible assets	(18,809)	-
Decrease (increase) in non-current assets	54,451	(16,298)

Net cash used in investing activities	(1,275,275)	(925,369)

Financing activities
Repayment of term loans	(13,110)	(16,495)
Forgivable loan	500,000	-
Issuance of common shares	-	1,879,995
Advances from related parties	-	401,858

Net cash provided by financing activities	486,890	2,265,358

Cash provided from discontinued operations	-	5,174

Effect of foreign exchange on cash	-	4,320

Decrease in cash and cash equivalents during the period	(3,642,415)	422,761

Cash and cash equivalents, beginning of the period	6,121,074	146,304

Cash and cash equivalents, end of the period	$2,478,659	$569,065

Supplemental cash flow information

Cash paid for interest	9,272	8,953

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Consolidated Statement of Shareholders Equity
For the nine month period ended December 31, 2011 (US Dollars)
					Other
	Common Stock		Contributed	Accumulated	Comprehensive	Total
	Shares	Amount	Surplus	Deficit	Income

Balance March 31, 2011	160,120,049	$7,722,816	$2,329,031	$(3,507,799)	$73,739	$6,617,787

Stock based compensation	-	-	38,338	-	-	38,338
Net loss	-	-	-	(2,858,651)	-	(2,858,651)

Balance, December 31, 2011	160,120,049	$7,722,816	$2,367,369	$(6,366,450)	$73,739	$3,797,474

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the nine month periods ended December 31, 2011 and 2010

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the nine month period ended December 31, 2011 the Company had net cash outflows from operations of $2,854,030 and has incurred a net loss of $2,858,651.  As at December 31, 2011, the Company has an accumulated deficit of $6,366,450.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

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

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2011. These interim consolidated financial statements follow the same accounting policies disclosed in the audited consolidated financial statements for the year ended March 31, 2011, with the exception of the functional currency of the Company.

As at March 31, 2011 and for all periods prior to March 31, 2011, the functional currency of the Company was Canadian Dollars and the U.S. Dollar was the reporting currency. Due to changes in the Company’s economic circumstances, whereby its cash flows are denominated in U.S. dollars and financing is generally denominated in U.S. dollars, effective April 1, 2011, the U.S. Dollar was adopted as the functional currency.  As a result of this change, the Company’s income will include gains and losses on the translation into U.S. Dollars of items denominated in Canadian dollars and other foreign currencies.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the nine month periods ended December 31, 2011 and 2010

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

Repayment of the term loan for the twelve month period ended December 31,

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the nine month periods ended December 31, 2011 and 2010

2012	$24,030
2013	25,512
2014	27,085
2015	28,755
2016	30,529
Thereafter	45,372
Total amounts payable	181,283
Less current portion	24,030
$157,253

6.	RELATED PARTY LOANS PAYABLE AND RELATED PARTY TRANSACTIONS

	December 31, 2011	March 31, 2011

Due to related parties	$1,834,380	$1,924,016
Less discount to fair value	(719,145)	(813,262)

	$1,115,235	$1,110,754

The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The amounts due to shareholder and amounts due to related party are unsecured and non-interest bearing.  The loans were advanced at different increments depending on the needs of the Company and repayment is not permitted for a period of 10 years from the original date of each advance but no earlier than April 2017.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on the 10th anniversary of the advance or April 2017, whichever is earlier and with imputed interest charged at rates between 6.25% and 8.75%.   The imputed interest rate is calculated at Prime + 4% at the time of the advance.   Imputed interest for the nine months ended December 31, 2011 was $56,632 (2010: $45,684).

7.	LOAN

During the nine months ended December 31, 2011, the Company received from the City of Peru, $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility,  purchase or deliver equipment to be used in the manufacturing facility and agree to hire a  minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  These terms of the incentive have been met by the Company.  If the minimum employee levels are not achieved the Company will not be eligible  for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility that the Company may  otherwise be entitled to.  If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.   Consequently, for the nine months ended December 31, 2011, a total of $50,000 has been recorded as a gain on the forgivable loan and $100,000 is recorded as a current liability.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the nine month periods ended December 31, 2011 and 2010

8.           SHARE CAPITAL

Preferred Shares
At December 31, 2011, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share and may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at December 31, 2011 and March 31, 2011 no preferred shares were issued and outstanding.

Common Stock
At December 31, 2011 and March 31, 2011, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at December 31, 2011 and March 31, 2011 there were 160,120,149 shares issued and outstanding.

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

Warrants

As part of the issuance of common shares during the year ended March 31, 2011, the Company granted 2,678,512 share purchase warrants with an exercise price of $0.28 and a term of 2 years.  The warrants were valued using a Black-Scholes valuation model with a share price at date of grant of $0.45, expected life of 1.5 years, volatility of 164% and a risk free interest rate of 0.55%.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the nine month periods ended December 31, 2011 and 2010

The fair value of the warrants is $911,338.  As at March 31, 2011 the share purchase warrants are expected to expire on March 31, 2013.

Options

During the nine months ended December 31, 2011, the Company issued a total of 360,000 options to employees with an exercise price of $0.50 cents per share and a term of three years.  The options vest over a period of three years with one third on each of the anniversary from the date of issue.  The options were valued at $130,140 using a Black-Scholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

In relation to these options, for the three and nine months ended December 31, 2011, $14,085 and $38,338 respectively was expensed as stock based compensation.

9.	COMMITMENTS

Lease commitments
The Company leases office space under a five year lease which runs through March 2012.  Monthly lease payments are approximately $4,101.

The Company has entered into a short term leasing agreement for a vehicle that expires in August 2012. The monthly lease payments are approximately $411.

Future lease commitments for the fiscal years ending March 31, 2012 is $13,536 and March 31, 2013 is $2,055.

10.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments including related party loans payable and forgivable loan. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments excluding related party loans are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods of up to 10 years after the initial related party advance, although not before April 2017.  The fair value of the Company’s related party loans totalled $1,115,235 as of December 31, 2011 and $1,110,754 as of March 31, 2011.

11.	BUSINESS SEGMENTS

Prior to June 30, 2010, the Company operated in two reportable business segments; Container Terminal and EKO-FLOR.  The Container Terminal operations was organized as Conforce 1 Container Terminals, Inc., a 50.1% owned subsidiary of the Company and responsible for all container terminal operations.  EKO-FLOR is organized as Conforce Container Corporation a 100% owned subsidiary of the Company.  This subsidiary is responsible for the development, manufacturing, sales and marketing of the Company’s EKO-FLOR product.  Conforce USA inc. is a 100% owned subsidiary of the Company and responsible for the manufacturing of EKO-FLOR, Conforce Holdings, Inc, is a 100% owned subsidiary of the Company and responsible for the ownership of the manufacturing facility in the USA.

Conforce International Inc.
Notes to the Unaudited Consolidated Interim Financial Statements
For the nine month periods ended December 31, 2011 and 2010

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

An analysis of the financial results of the discontinued operations is as follows:

	December 31, 2011	December 31, 2010

Revenues	$-	$292,505
Cost of revenues	-	145,510
Gross profit	-	146,995
Expenses	-	145,511
Income before tax of discontinued operations	-	1,484
Income tax expense	-	3,125
Net loss from discontinued operations	$-	$(1,641)

13.	CHANGES IN NON-CASH WORKING CAPITAL

	December 31,	December 31,
	2011	2010

Accounts receivable	$485,558	$(102,588)
Inventory	(530,731)	11,762
Prepaid expenses	(140,383)	16,561
Accounts payable and accrued liabilities	(9,792)	69,458

	$(195,348)	$(4,807)

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

With the build-out of the production facility during the first half of fiscal 2012 and the continued very positive feedback from potential customers, the Company is focusing its attention  on both the optimization of its manufacturing processes and the commercialization of its EKO-FLOR product line.  Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in fiscal 2012 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.
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

EKO-FLOR cs-4:    (container flooring) The Company expects that trials with two major shipping lines will be completed in or around the end of fiscal 2012. Once trials are completed and depending on the outcome of such trials, the Company intends to secure EKO-FLOR cs-4 orders for production commencing in or around the  first quarter of calendar 2013.   Provided that a combination of volume commitments, letters of intent, supply agreements or other similar written commitments are secured and that such commitments are in-line with Conforce expectations of approximately 60,000 TEU for year one production, then the Company will begin the process of formalizing the details of a financial offering to adequately capitalize the establishment of a company owned facility in Asia. The Company projects that the amount required will be approximately $ 25 million dollars.  Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.  At such time as the Company receives volume indications and commitments as described above, then various funding options such as private placements, public offerings, debt financings, or a combination thereof, will be considered. However, there are no guarantees that the Company will be able to obtain such funding under reasonable terms, if at all.

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

EKO-FLOR xts:   (transport trailer flooring) Based on customer evaluations of EKO-FLOR xts, , the Company has received positive expressions of interest and subsequent small initial orders. It expects to receive, in the near term, a combination of volume commitments, letters of intent, supply agreements or other similar written commitments.  The Company purchased a 155,000 square foot building in Peru, Indiana in order to establish its US manufacturing operations for the production of xts highway trailer panels and is in the process of commissioning manufacturing equipment in a staged ramp-up of capacity at this facility.  Funding for this facility was by way of a $2 million private placement in October 2010 followed by a $7.5 million private placement in February 2011.   At full capacity, the facility is expected to produce flooring for approximately 70,000 full sized 53’ highway trailers.  Capacity is expected to expand to approximately 25% of full capacity by the end of the fourth quarter of fiscal 2012.  The Company believes it is adequately funded to execute the build out and production ramp up of the Peru, Indiana facility, and does not anticipate further funding requirements.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the nine month period ended December 31, 2011 the Company had net cash outflows from operations of $2,854,030 and has incurred a loss of $2,858,651.  As at December 31, 2011, the Company has an accumulated deficit of $6,366,450.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

The Company has available approximately $2.5 million dollars for the purposes of ramping up production in the Peru Indiana facility and the ongoing business development costs as it moves on the expansion strategy into other  markets.  The Company believes it has sufficient funds to continue operations beyond the next 12 months and ramp up the capacity in the Peru facility.

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

During the nine months ended December 31, 2011, the Company received from the City of Peru, $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility,  purchase or deliver equipment to be used in the manufacturing facility and agree to hire a  minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.  These terms of the incentive have been met by the Company.  If the minimum employee levels are not achieved the Company will not be eligible  for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility that the Company may  otherwise be entitled to.  If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED DECEMBER 31, 2011 COMPARED TO THE INTERIM PERIOD ENDED DECEMBER 31, 2010

Revenues for nine month periods ended December 31, 2011 were $87,953 compared with $70,529 for the three and nine month periods ended December 31, 2010.   Revenues for the three month periods ended December 31, 2011 were $33,152 compared with $14,810 for the three month periods ended December 31, 2010.  Revenues are generated from a small number of EKO-FLOR - cs4 trailer flooring that passes quality control as the production equipment in the Peru facility commissions the manufacturing equipment.

The Company closed the development site in Ontario, Canada, on March 31, 2011 and transferred the inventory and equipment to the new owned facility in Indiana.  Training commenced in Indiana using experienced employees and initially the equipment from the development facility and through hiring additional people in Indiana.  Care is being taken in the commissioning of the equipment to facilitate future expansion with additional lines.  Regular production is expected to begin in the fourth quarter of fiscal 2012 in order to satisfy existing orders of EKO-FLOR – xts.

General and administrative expenses consist of administrative salaries and wages, professional fees and consultants, office supplies, travel and utilities.  For the nine months ended December 31, 2011, general and administrative expenses were $1,261,920, compared with $704,877 for the same period in 2010.   For the three months ended December 31, 2011 the general and administration expenses were $461,008 compared with $341,846 for the three months ended December 31, 2010.   The increase in general and administrative expenses is primarily a result of the additional costs incurred in the establishment of the Peru facility as noted above.  Costs include the addition of a dedicated senior marketing professional and a chief of technology whose responsibility is to ensure the scalability of the manufacturing lines and the development of quality control procedures and processes.  In addition, costs were expensed during this period to introduce the EKO-FLOR product to large international customers.

Research and development for the nine months ended December 31, 2011 was $1,343,379 compared with $109,226 for the same period in 2011.  For the three months ended December 31, 2011, the research and development expense was $556,495 compared with $97,343 for the same period in 2010.  The increase in research and development  was  primarily due to the purchases of raw material used for the continued  commissioning and optimization of the manufacturing  equipment,  and for  the training of new employees in order to maximize  manufacturing efficiencies when full production commences.  Raw materials are being consumed during the commissioning process of the equipment and the development of an improved process that allows for manufacturing consistency in quality of product on individual machines and scalability across multiple production lines.

Stock based compensation for the nine months ended December 31, 2011 was $38,338 compared with $142,582 for the same period in 2010.  For the three months ended December 31, 2011, stock based compensation was $14,085 compared with $51,769 for the same period in 2010.  The decrease in stock based compensation is due to the expiration of the previous year's stock based compensation program where founding shareholders provided the underlying stock to be granted to the employees.  During the nine month period ended December 31, 2011, the Company issued a total of 360,000 options to employees with an exercise price of $0.50 cents per share and a term of three years.  The options vest over a period of three years with one third on each of the anniversary from the date of issue.  The options were valued at $130,140 using a Black-Scholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

In relation to these options, the three and nine months ended December 31, 2011, $14,085 and $32,034 was expensed as stock based compensation.

The Company is in the process of developing an Employee Stock Option Plan that is expected to be implemented in the coming quarters.

Amortization of property, plant and equipment for the nine months ended December 31, 2011 was $217,312 compared with $77,538 for the same period in 2010.  For the three months ended December 31, 2011, the amortization of property plant and equipment was $114,648 compared with $28,785 for the same period in 2010.  The increase is attributable to the additional equipment that was purchased and in use in Indiana, including the building, which was acquired in October of 2010. As expected the amortization expense has increased significantly with the equipment acquired for the Peru facility being commissioned.  The amortization expense is expected to increase further as additional lines are put into operation.

For the nine months ended December 31, 2011, the Company expensed $56,632 for the imputed interest on related party loans compared with $45,684 for the same period in 2011.  This increased expense is attributable to the increased amounts of funds advanced by related parties throughout fiscal 2011 compared with the balance on December 31, 2010.  The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

For the nine month ended December 31,2011, the company recorded a gain on a forgivable loan in the amount of $50,000 compared with nil for the comparable period in 2010.  For the three months ended December 31, 2011, the gain on the forgivable loan was $25,000 compared with nil for the three months ended December 31, 2010.  During the nine months ended December 31, 2011, the Company received from the City of Peru, $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility,  purchase or deliver equipment to be used in the manufacturing facility and agree to hire a  minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.   If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.

For the nine months period ended December 31, 2011, there was a foreign exchange loss of $16,779 compared to a foreign exchange loss of $18,994 for the same period in 2010.  For the three months ended December 31, 2011, there was a foreign exchange loss of $58,081, compared with a loss of $16,933 for the same period in the prior year.   The gain arises due to the strengthening of the US dollar compared with the Canadian dollar during the quarter and half year and the Company holding related party loans in Canadian dollars.

 OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

LIABILITIES

The Company had accounts payable of $458,530 at December 31, 2011 compared with $468,322 at March 31, 2011, a decrease of $9,792. This insignificant change is a result of two off-setting activities.  First the Company is buying more raw material and incurring additional expenses which would generally increase accounts payable. However, the Company is satisfying its obligations on a more timely basis compared to March 31, 2011 which would generally reduce the accounts payable.  These two activities off-set each other and result in a nominal change in the accounts payable balance maintaining the terms of payment increase product that it is holding as inventory and resulting from increased purchases for inventory in anticipation of beginning production of EKO-FLOR panels in the new Indiana facility.

In November 2008, the company entered into a loan agreement in the amount of CAD $ 250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.  As at December 31, 2011 USD $181,283 was still outstanding on this loan.

At December 31, 2011, the Company has related party loans payable of $1,834,380 with a discount of $719,145 for a fair value of $1,115,235.   This compares to March 31, 2011 related party loans payable of $1,924,016 with a discount of $813,262 for a fair value of $1,110,754.  The change in the related party loans is primarily related to the strengthening of the US dollars compared with the Canadian dollar during the nine months ended December 31, 2011.    The related party loans payable are unsecured and interest free and are expected to be repaid 10 years after the original advance but not before April 2017 with an imputed interest rate of between 6.25% and 8.75%.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.

The imputed interest for the nine month period ended December 31, 2011 was $56,632 compared with $45,684 for the nine month period ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the reporting period covered by this report, December 31, 2011, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Removed and Reserved.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.
Description
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

2.0	Acquisition Agreement and Plan of Merger dated May 24, 2005 *
3.1	Certificate of Incorporation for Conforce International, Inc. *
3.1.1	Certificate of Incorporation for Conforce Container Corporation *
3.1.2	Certificate of Incorporation for Conforce 1 Container Terminals, Inc. *
3.2	Bylaws *
3.2.1	Bylaws for Conforce USA, Inc.
3.2.2	Bylaws for Conforce Holdings, Inc
10.1	Canada Small Business Financial Loan dated November 26, 2008*
10.2	Sea Box, Inc. Purchase Order dated November 25, 2009 *
10.3	Letter of Agreement in Connection with the Strategic Partnership Between Conforce International, Inc. and Bayer MaterialScience, LLC. dated February 2, 2009 *
10.4	Advisory Agreement between WorldWide Associates, Inc. and Conforce International, Inc. dated April 2, 2007 *
10.5	Employment Renewal Proposal for Joseph DeRose dated October 31, 2008 *
10.6	Employment Proposal for Joseph DeRose dated October 27, 2006 *
10.7	Employment Renewal Proposal for Joseph DeRose dated October 31, 2007 *

    * Denotes previously filed exhibits with Conforce International, Inc.’s Form 10-12G.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc. (registrant)

February 14, 2011	By:	/s/ Marino Kulas
Marino Kulas
Chairman, CEO and Director
(Principal Executive Officer)

February 14, 2011	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer
(Principal Accounting Officer)