Form 10-K
period 2012-03-31
Conforce International, Inc.
filed 2012-07-13
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the fiscal year ended March 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the transition period from ____________ to ______________

Commission file number 001-34203

Conforce International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0426245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files)    Yes ☑  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 31, 2012, there were 160,120,049 shares of our common stock issued and outstanding with a market value of $0.10 per share as at July 12, 2012

DOCUMENTS INCORPORATED BY REFERENCE
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

Management of Conforce has been in the shipping container and highway trailer business for over 30 years.  The Company has been engaged in the research and development of a polymer based composite flooring system engineered for ocean-going containers and highway trailers. As a result, the Company has developed EKO-FLOR™.

EKO-FLOR xcs, the first version of the container product, was officially introduced to the container industry on December 5, 2006 at the 31st annual Intermodal Conference in Hamburg, Germany. Based on initial customer feedback, the Company learned that the industry was interested in a composite alternative, however, the product needed to weigh less than the current wood standard. Based on this feedback, Conforce continued to refine its product and as a result, was able to introduce a lighter, less expensive version, EKO-FLOR cs-2, in December 2007 at the Intermodal Show in Amsterdam, Netherlands. Based on industry feedback related to the surface coating, the Company continued to develop the product until it was able to officially launch EKO-FLOR cs-4 in December 2008. Dry-land certification and ocean-going trials commenced in 2010 and to-date, the results of the trials have surpassed certification requirements.

In 2009, the Company introduced its composite panel system to the North American highway trailer industry. As a result, the Company entered into discussions with trailer manufacturers in North America and subsequently received trial orders for internal platform testing.

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

In January 2010, the Company’s container profile was used to determine its ability to withstand static platform testing for highway trailers. The product performed well during third party testing conducted by an original equipment manufacturer. In March 2010, the product was featured at the mid-America Trucking Show in Louisville Kentucky. Based on industry feedback from the show and customer evaluations of EKO-FLOR xts, in October 2010 the Company raised, by way of private placement, gross proceeds of $2 million dollars. From these proceeds, the Company purchased a 155,000 square foot building in Peru, Indiana in order to establish its US manufacturing operations for the production of xts highway trailer panels. In February 2011, the Company, by way of private placement, raised an additional $7.5 million dollars to equip its facility in Peru, Indiana. At full capacity, the facility can produce flooring to equip approximately 60,000 full sized 53’ highway trailers per annum. In March of 2011, the development centre in Concord was closed in favor of consolidating all development and manufacturing activities in the Peru, Indiana facility. All lease and financial obligations with respect to the closure of the development centre have been satisfied.

Initial production of highway trailer panels commenced in Q3 of calendar 2011, however, the company halted production in Q4 of calendar 2011 in order to introduce a new pressurized manufacturing process. In the first quarter of calendar 2012, the Company embarked on a re-design and re-tooling of its panel in order to improve installation processes and performance characteristics. The Company expects to ramp up production volume in or around August of this year. Management of the Company expects that it has adequate funds to execute the initial ramp up of volume but may require additional funding to complete the build out of the Peru, Indiana facility.

Regarding its container panel, the product has exceeded all dry-land and ocean-going performance requirements. The Company is now in discussions with customers and potential joint venture partners in connection with the establishment of an EKO-FLOR manufacturing facility in China. The Company projects that the amount required to establish a facility in China will be between US $20 and $25 million dollars.  Currently, there is no such financing in place and there are no guarantees that the Company will be able to complete a private placement or joint venture partnership under reasonable terms.

In order to help ensure the successful commercialization of EKO-FLOR, on February 2, 2009, the Company signed a definitive agreement with Bayer MaterialScience LLC (“Bayer”) establishing a strategic partnership between Conforce and Bayer (the “Partnership”). The goal of the Partnership is the successful commercialization of EKO-FLOR through the use of advanced design and material analysis, efficient production practices through on-going training and support, and the logistical development of a material supply chain. Under the terms of the Partnership, Bayer will allocate the know-how, technical expertise and human resources it deems necessary to assist with production in the Company’s USA facility as well as the setup of a production facility in Asia, if/when necessary.  Such assistance will include the analysis of current Conforce production processes in order to ensure a seamless transition from local single-line production to scalable multi-line manufacturing.  The Partnership further provides that Bayer will ensure that Conforce has access to an adequate supply of Bayer products for production of EKO-FLOR. Bayer has provided and indicated that it will continue to provide assistance to Conforce for the commercialization of EKO-FLOR.  The original term of the Partnership was for a period of one (1) year and was subsequently extended to March 14, 2014. The objective of the Partnership remains to enable Conforce and Bayer to leverage their respective strengths while continuing to work towards the successful commercialization of EKO-FLOR.

PRINCIPAL PRODUCTS

In 2012, the Company’s primary focus has been the production and commercialization of EKO-FLOR container and trailer flooring systems.  As a result of the trailer panel re-design and re-tooling, commercialization has been delayed, however, management of the Company expects to ramp up production in August of 2012.

EKO-FLOR is a composite flooring system designed to replace plywood flooring in shipping containers and highway trailers.

EKO-FLOR cs-4 was designed throughout 2008 as a result of evaluations and suggestions by container industry participants. The product meets specified requirements in terms of the weight and forces exerted on the product before failure occurs (“load bearing” or “load bearing properties”). The product has been certified by the American Bureau of Shipping, Bureau Veritas and Lloyd’s Register using standardized testing procedures for shipping containers.

EKO-FLOR ms-1 has been developed as a load bearing shelving system for use in special application United States military containers.  Production of the ms-1 panels was initially sub-contracted to a facility in Quebec, Canada, however, should future orders be received, then production would shift to the Company’s facility in Peru, Indiana.

EKO-FLOR xts is a variation of the cs-4 substrate developed for the highway trailer industry. The product’s performance characteristics are similar to those of the container industry panel, however, the trailer profile consists of structural changes and will initially be available in a 12 inch panel format. The product is being tested using standardized compliancy procedures as established by the Truck and Trailer Manufacturer’s Association (TTMA).

PRINCIPAL COMPETITIVE STRENGTHS

The primary competitive strengths of EKO-FLOR are as follows:

The product is engineered to replace the outmoded hardwood flooring currently employed by the container and trailer industries. As a result of the Company’s proprietary manufacturing process, EKO-FLOR is lighter, stronger and more durable than wood. The product possesses superior quality and performance characteristics including complete resistance to stains, odors, absorption of oil or liquid chemicals, microbial and insect attack. Unlike wood, EKO-FLOR will not delaminate.

PRINCIPAL CHALLENGES

The principal challenges faced by EKO-FLOR are as follows:

The product carries an upfront premium over existing wood flooring in containers and trailers. Although EKO-FLOR reduces the total cost of ownership over the primary service life of both containers and trailers, the up-front premium poses an initial challenge, particularly in the container division. Notwithstanding this premium, management of the Company is confident that the product will be commercialized in both the container and trailer industries

The Company may also face potential delays in terms of first orders, or if this is not the case, the Company may face delays in fulfilling those orders. While the interest in the industry has been extremely positive, customers currently using wood products may still be inclined to use existing known materials.  For those customers that do place orders, there will be a requirement to manage expectations regarding delivery schedules.  To-date, large continuous volumes of EKO-FLOR have not been manufactured and there will likely be challenges in fulfilling first orders.

The Company may face challenges should the need arise to establish a manufacturing facility in China. The Company will need to rely on strategic partnerships with entities having expertise as it relates to business and production practices in China.

GROWTH STRATEGIES

Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in calendars 2012, 2013 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.

The Company expects to ramp-up production from its manufacturing facility in Peru, Indiana in August 2012. The Company also intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company estimates that it would require financing of between USD 20 to 25 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.

To-date, the Company has received small initial orders from a US manufacturer of highway trailers for its xts EKO-FLOR xts trailer product. The Company believes that once its facility in Peru Indiana is re-tooled to accommodate the requirements of the trailer manufacturers, it will receive OEM and fleet orders in the United States. Notwithstanding management’s projections and expectations, there are no assurances that these orders will be received.

The Company intends to develop flooring for the Cruise Line industry and has had preliminary discussions with certain cruise lines and ship manufacturers. The Company expects to produce a prototype panel for use as a replacement for teak wood and other flooring materials currently used on cruise ships. The Company does not expect to provide product, if at all, for testing by the cruise line industry until 2013. Total cost of entry into the decking market for cruise lines is unknown at this time, however, the Company intends to use net proceeds from the sale of EKO-FLOR xts for the development of the marine product.

The Company plans to develop a flooring application designed for use on docks as a replacement for wood experiencing delamination as a result of continued exposure to water, sunlight and general weather elements. EKO-FLOR decking would have similar properties as those found in EKO-FLOR cs-4 and ms-1 but would not require the same load bearing strength characteristics. The Company is currently in discussions with a US Distributor actively engaged in the US dock industry. Notwithstanding these discussions, the Company does not expect to generate revenue from this market until Calendar 2013.

DISTRIBUTION METHODS

The Company intends to sell its products directly to International shipping lines and trailer manufacturers for use in newly manufactured containers and trailers through its internal sales staff, broker/selling agents, and military contractors (of which it has one in the USA, Sea Box). The Company has also initiated discussions with after-market distributors and suppliers which would address repair and re-conditioning applications.

INDUSTRY OVERVIEW

According to the World Shipping Council, there were 3.5 million new containers manufactured in 2011. Volume in 2012 is projected to be slightly softer while 2013 volume is projected to reach 3,800,000 – 4,000,000 TEU. (1)

The majority of containers are currently equipped with floors made from tropical hardwoods, the most common being Apitong. The container industry is actively seeking a viable alternative to hardwood. (2)

According to a blended forecast from FTR Associates and ACT Research, new build trailer volume for calendar 2012 is expected to reach 220,000 units while new build trailer volume in 2013 is projected to increase by approximately 12% or 30,000 units to 250,000 units. (3)

(1) Source: World Shipping Council Review dated May, 2012. Available to subscribers only.
(2) Source: World Cargo News article titled “Floors – the container’s Achilles Heel,” dated January, 2007. Available to subscribers only; however, excerpts are available online at no charge.
(3) Source: FTR Associates and ACT Research dated May 8, 2008. Available to subscribers only.

PRODUCT DEVELOPMENT

The Company has developed a composite container flooring product as an alternative to the wood flooring currently used in the majority of containers in circulation. The Company has produced trial panels for shipping lines, trailer manufacturers and fleets. The Company expects that further trailer evaluations and ocean-going trials will be completed during calendar 2012.

COMPETITION

The Company is competing for a share of the container and trailer flooring markets that are currently dominated by the use of hardwood such as apitong, birch/larch, and laminated oak. The Company is unaware of any other hardwood on the market that meets the strength requirements of ocean-going containers and highway trailers.

Singamas, a container manufacturer, has developed a variation of a composite floor that it is currently being tested although the base composition is currently unknown to Conforce.

In 2007, BASF, a chemical company, developed a prototype polymer/bamboo mix composite flooring product however, according to the 2011 Container Owner’s Association report on flooring, BASF has abandoned the project.

The Company believes that CIMC, a container manufacturer, is in the research and development stage of a polymer based composite panel, however, the Company is unaware if their efforts will lead to a cost-effective, certifiable product.

In 2010, MCID entered into a joint venture to produce a panel made of compressed wood and waste plastics (WPC). The Company is aware that they have recently commenced production and currently have units in regular service with a division of their parent company, Maersk.

Havco produces a composite coated wood product for the highway trailer industry. The coating is approximately 1mm thick while the remainder of the panel, approximately 27mm, is wood. This differs from EKO-FLOR panels for both containers and highway trailers as the EKO-FLOR composite flooring system is 100% wood-free.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, ROYALTY AGREEMENTS

Patents
As it relates to EKO-FLOR composite panels for containers and highway trailers, the Company’s trademark and patent legal counsel, Blakes Cassels & Graydon of Toronto, Ontario, has filed patent applications in all significant territories in which the Company foresees manufacturing or selling EKO-FLOR including the U.S., China, European Union, Asia, South America and Australia.  All applications are in good standing. A Utility model has been granted in Germany.

Pursuant to the Letter of Agreement in Connection with the Strategic Partnership between Conforce International, Inc. and Bayer MaterialScience LLC, Conforce will retain all of its rights, including patent rights, to EKO-FLOR and to any developments made solely by Conforce during the course of the strategic partnership. Moreover, Bayer will retain all of its rights, including patent rights, to the resin materials, compositions and formulations developed and/or supplied hereunder and to any other developments made solely by it during the strategic partnership.

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

Trademarks
The Company has registered the EKO-FLOR trademark in each of Canada, U.S. China and the European Union.

Licenses, Royalties and Supply Agreements
In 2006, the Company entered into an Extrusion Supply Agreement with Royal Group Technologies Limited. In 2006, Royal Group Technologies Limited was acquired by Georgia Gulf Corporation. On June 29, 2012, a formal notice of termination was issued to Georgia Gulf Corporation.

In 2008, the Company entered in to a license that provided access to certain patents and applications owned by Mastercore System Ltd., all of which have since been abandoned.  Conforce has developed its own intellectual property which is more fully described above under the heading "Patents"

EMPLOYEES

Conforce currently employs 11 fulltime employees.   This is a decrease from the 15 that were employed by the Company in the prior year.

REGULATORY MANDATES

No industry specific governmental approvals are required for the operation of the Company’s businesses. Confirm if approvals are required for the operation in Peru.

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

ITEM 2.  PROPERTIES.

The Company’s headquarters are located at 51A Caldari Road, 2nd Floor, Concord, Ontario L4K 4G3, Canada.  The annual lease cost of these premises is $50,233. In October of 2010, the Company purchased a 155,000 square foot facility in Peru, Indiana for the production of highway trailer panels.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable

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

March 31, 2012	Low price	High price
Year ended	$0.20	$0.49
Quarter ended	$0.21	$0.25

HOLDERS OF RECORD

The Company has 72 registered shareholders of record.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since the sale of the terminal operations in July of 2010, the Company operates as a single business unit focused on two primary markets: Container Flooring and Trailer Flooring.  The Conforce Group of Companies is organized as follows:

Conforce Container Corporation (“CCC”), an Ontario Corporation, is a wholly-owned subsidiary of the Company which is responsible for the research and development of EKO-FLOR products;

Conforce USA, Inc. (“CUI”), a Delaware corporation, is a wholly-owned subsidiary of the Company. CUI is responsible for the manufacturing, sales and marketing of the Company’s EKO-FLOR products in the United States;

Conforce Holdings, Inc. (“CHI”), a Delaware corporation, is a wholly-owned subsidiary of the Company. CHI owns the land and building used by CUI for the manufacture of EKO-FLOR in Peru, Indiana.

CCC during the reportable periods to date has been primarily research and development with limited revenues derived from trial panel sales during the product testing stages. Its EKO-FLOR products have evolved systematically with various refinements, as previously noted, based on industry standards and feedback received from trials.  Accordingly, the Company remains optimistic about its ability to penetrate both the container and trailer markets.

PLAN OF OPERATIONS

In fiscal 2013, the Company’s primary focus will be the commercialization of EKO-FLOR. Expansion for Conforce is expected to come primarily from sales of EKO-FLOR cs-4 and xts in calendar 2012, 2013 and beyond where the Company believes that significant growth potential exists with the introduction of composite flooring to the transportation industry.

The Company expects to ramp-up production of its EKO-FLOR xts trailer panels at its manufacturing facility in Peru, Indiana in August 2012. The Company also intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing between USD 20 - 25 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.

LIQUIDITY AND CAPITAL RESOURCES

In the prior fiscal year the Company raised $9.5 million gross proceeds from two private placements. During the third quarter of fiscal 2011, the Company issued 13,333,334 common shares at $0.15 per share for gross proceeds of $2,000,000. A commission of $120,005 was paid, which resulted in net proceeds of $1,879,995.  During fiscal fourth quarter of 2011, the Company issued 26,785,715 common shares at $0.28 per share for gross proceeds of $7.5 million.  A commission of $750,000 and legal fees of $5,000 resulted in net proceeds of $6,745,000.  In addition there were 2,678,512 broker warrants issued with an exercise price of $0.28 per share.

During the fiscal year ended March 31, 2012, the Company used a portion of these proceeds to equip the manufacturing facility in Peru, Indiana; hire and train new personnel; and conduct production runs for initial commercial orders.  During this period, the Company identified technology related issues with its trailer panel that have resulted in a re-design and re-tooling of the production die profiles in order to satisfy customer requirements.  As at March 31, 2012, the Company had $1.4 million in available cash. In an effort to preserve cash and reduce overhead costs during the re-design and re-tooling period, the Company reduced staffing levels at the Peru facility and implemented temporary salary and wage reductions for the remaining staff. Management expects to reinstate the original salary and wage levels once production begins to ramp up in or around August 2012. The Company believes that as a result of the reductions in overhead that have been initiated, combined with the available cash on hand, and projected sales, the Company will have sufficient funds to operate for the next 12 months. However, should these sales not materialize, the Company will need to consider alternate sources of funding through private equity placement, debt financing instruments, or joint venture partnerships in order to operate beyond calendar 2012. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.

The Company does not have any outstanding lines or letters of credit.  Conforce has a business development loan through a government sponsored program in the amount of $178,651 payable over 10 years from the date of issuance (due January 2019).  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchase of equipment.  Under the rules governing SBL’s, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced, of which 10% has already been provided by the Company by way of down payment on the loan.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2012 COMPARED WITH THE YEAR ENDED MARCH 31, 2011

Revenues for the year ended March 31, 2012 were $107,122 compared with $305,824 for the year ended March 31, 2011.  The decrease in revenue is attributable to the cost of establishing a manufacturing facility in Peru, Indiana.  The Company experienced production delays due to the conversion of its production process.  In addition, the Company determined that the design of the trailer profile was causing installation issues that could only be addressed through retooling and die modification.  Notwithstanding production delays, demand for the product appears strong.  The Company is optimistic that revenues will increase when the re-design, re-tooling and subsequent testing are complete.  Revenue is generated from the manufacture and sale of composite flooring currently targeted towards the transportation industry such as highway trailers and ocean-going shipping containers.

Cost of revenue consists of materials used in production, shop supplies, and direct non-supervisory labor. Cost of revenue for the year ended March 31, 2012 was $98,138 compared with $336,291 for the year ended March 31, 2011.  This decrease is due in part to reduced revenue volume with a gross margin that increased to 8.4% from negative 9.9% for the year ended March 31, 2011.  Additional cost, waste and inefficiencies were incurred due to short production runs during the optimization and testing process. With the re-tooling, installation and commissioning of equipment better optimized for commercial production, efficiencies and profitability are expected to improve.

Gross profit for the year ended March 31, 2012 was $8,984, compared with a gross loss of $30,467 for the year ended March 31, 2011.   The reasons underlying the change in gross profit and gross margin are noted above.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities. For the year ended March 31, 2012, general and administrative expenses were $1,612.485, compared with $1,295,705 for the year ended March 31, 2011.  This increase in general and administrative costs is primarily attributable to the increased business development activity impacting travel, payroll and management costs and utilities. In Q4 of fiscal 2012, the Company continued to expand its marketing and business development activities in anticipation of sustainable production during fiscal 2013.  When production delays continued, overhead costs were reduced. Supervisor and managerial level employees that were hired and trained in the prior year have been kept on staff to have available when production resumes. While capacity has yet to materialize as projected, demand and interest in the product remain strong.

Research and development consists of raw materials and contracted services associated with the development and testing of the EKO-FLOR product.  For the year ended March 31, 2012, research and development expenses were $1,788,933, compared with $290,800 for the year ended March 31, 2011.  This increase is consistent with the development and improvement of the manufacturing process.

Stock based compensation applies to employees and consultants who are compensated by the issuance of common shares or the granting of employee stock options rather than cash compensation.  In prior years, common shares issued to employees and consultants have been provided by a founding shareholder.  For the year ended March 31, 2012, the Company expensed the last portion of the prior year's common shares that were granted in the amount of $6,304, compared with $256,438 for the year ended March 31, 2011.   In Q2 of fiscal 2012, the Company granted 360,000 employee stock options dispersed in equal increments over three years, with an exercise price of $0.50.  These options vest on the basis of one third on each anniversary date following the date of grant.  The options are valued at $130,140 using the Black-Scholes valuation model with a share price of $0.40 at the date of grant, an expected life of 3 years, volatility of 144% and a risk free interest rate of 0.62%.

Amortization of plant and equipment is the charge applicable to the depreciation of capital assets on a declining balance basis ranging from 20% to 30%.  For the year ended March 31, 2012 amortization of plant and equipment was $338,320, compared with $106,455 for the year ended March 31, 2011.  This increase relates to the acquisition and installation of equipment in the Peru, Indiana manufacturing facility.

Interest on related party loans represents the imputed interest calculated on shareholder loans to the Company that do not have any specific terms of repayment or interest rate.  Given the longer term nature of these loans a fair value discount calculation has been recorded on the loans with the amount charged to contributed surplus.  The discount rate is calculated at the time of the advance from the related parties and ranges between 6.25% and 8.75% and based on an assumed repayment date of 10 years from the date of the original advance but no earlier than April 2017.  For the year ended March 31, 2012 the interest on related party loans was $75,519 compared with $64,016 for the year ended March 31, 2011.  This increase in the imputed interest is primarily attributed to the full year of the loans being outstanding and the impact on the interest expensed due to foreign exchange.  These loans are denominated in Canadian dollars.  During 2012, there were no new advances, compared with $403,731 in new advances in 2011.

Interest on the term loan is the interest charged on the CAD $250,000 Small Business Loan financed under the Canada Small Business Financing Act that was closed in January 2009.  For the year ended March 31, 2012, the interest on the term loan was $11,998 compared with $12,038 for the year ended March 31, 2011.

Gain on the forgivable loan is the reduction in the incentive loan from the City of Peru and County of Miami in accordance with the terms of the incentive program established.  This incentive is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to raise additional equity capital of not less than $5 million for the establishment of the Peru production facility, acquire the applicable land and buildings, purchase or deliver equipment to be used in the manufacturing facility and agree to hire a minimum of 55 full-time employees within 12 months of the start of production and 110 employees within 24 months of the start of production. The minimum number of employees impact the property tax abatements only.   If the production facility is not abandoned during the first 5 years and the Company continues operations therein, the loan is forgiven in its entirety.  Accordingly, $75,000 for the year ended March 31, 2012 has been recorded as a gain on the forgivable loan.

Foreign exchange expense results from the realized and unrealized exchange gain or loss from holding monetary instruments denominated in a currency other than the functional currency or as a result of converting transactions into the functional currency.  For the year ended March 31, 2012, the foreign exchange gain was $2,236 compared with a loss of $201,642 for the year ended March 31, 2011.

The gain on sale of subsidiary for the year ended March 31, 2011, relates to the July 1, 2010 sale for $417,989 of the Company’s 50.1% ownership in Conforce 1 Container Terminals Inc. (“Conforce 1”) to the President and CEO who holds the remaining 49.9% of the equity in Conforce 1. The consideration received in connection with the sale was the reduction in the face value of the related party loan payable to the President and CEO.  The gain on the sale of the 50.1% stake in Conforce 1 is calculated as follows:

Fair value of consideration received	$417,989
Carrying value of non-controlling interest	247,363
Less carrying value of net book value of assets of discontinued operations	(514,677)

Gain on sale of discontinued operations	$150,675

As a result of the disposal of the Company’s stake in Conforce 1, the loan between the terminal division and the EKO-FLOR division was fair valued.  Based on the same assumptions subjected to the related party loans, the fair value of the amount due was $1,144,460.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

LIABILITIES

The Company had Accounts payable and accrued liabilities of $326,052 as at March 31, 2012 compared with $468,322 at March 31, 2011, a decrease of $142,270.  The reduction is attributable to the diminished operating activities while the Company retools.

The term loan payable was $178,651 as at March 31, 2012 compared with $208,032 as at March 31, 2011.  This decrease is due to the regular repayments of the loan during the year.  This loan was established to acquire a pre-production manufacturing line and is secured with a first charge over the specific equipment and a CAD $62,500 personal guarantee provided by the CEO.

During the year the Company received a forgivable loan in the amount of $500,000, the balance of which was $425,000 as at March 31, 2012.  This loan is reduced by $25,000 per quarter based on continued operations at the manufacturing facility in Peru Indiana.  If the Company abandons the manufacturing facility prior to September 1, 2015, the remaining balance of the loan will become immediately due and payable.

The Company has related party loans payable of $1,868,330 for the year ended March 31, 2012, compared with $1,924,016 for the year ended March 31, 2011.  The related party loans are unsecured, non-interest bearing with no specified terms of repayment and the funds were used for the acquisition of pre-production equipment and operating costs.  As part of a private placement financing that occurred in October 2010, the related parties agreed that they would defer the repayment of the loans for a period of 10 years from the date of the grant and not earlier than April 2017.   The amortized value of the related party loans was $1,154,827 for the year ended March 31, 2012, compared with $1,110,754 for the year ended March 31, 2011.  The fair value is calculated using a discount rate equal to the prevailing prime rate of interest on the date of the advance plus 4%.  This results in an imputed interest rate of between 6.25% and 8.75%.  Imputed interest for the year ended March 31, 2012 was $75,519 compared with $64,016 for the year ended March 31, 2011.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A (T).  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934(the “Exchange Act”), as of the end of the period covered by this annual report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

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

Management of the Company conducted an evaluation of the effectiveness, as of March 31, 2012, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012 due to the material weakness noted below.

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

c) Changes in Internal Control Over Financial Reporting

There have been no changes in the internal controls over financial reporting due to the limitation of funding and the requirement to re-tool the Peru facility.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding the Company’s current directors and executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Marino Kulas	46	President & CEO, Director
Mario Verrilli	46	V.P. Corporate Development and Acting Chief Financial Officer
Ante Nincevic	69	V.P. Marine Development
Joseph Sumerak	61	Chief Technology Officer
Alex P. Haig	60	Director
Anthony G.Toldo	57	Director
Pieter Eekel	63	Director
Michel Fortier	52	Director

Marino Kulas, President & CEO of Conforce International, Inc., has been in the container industry for over 30 years. In 2001, Mr. Kulas commenced research and development on EKO-FLOR as an alternative to the wood flooring currently used in shipping containers.  In 2003, he launched Conforce 1 Container Terminals Inc. and in 2005, Conforce Container Corporation, the company responsible for the development of EKO-FLOR. He oversees all aspects of the day-to-day operations of the business, while maintaining his primary focus on the Company’s growth and direction through new product development and the commercialization of EKO-FLOR.

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

Joseph Sumerak, Chief Technology Officer.  Joseph E. Sumerak holds B.S. and M.S. Engineering degrees from Case Western Reserve University’s Polymer Science program and has 38 years of experience in the pultrusion industry.  In 1981, Mr. Sumerak co-founded Pultrusion Technology, Inc., and developed pultrusion machinery, tooling and technology services that have been installed worldwide. His second venture, Pultrusion Dynamics, was founded in 1992 in order to pursue advanced research topics in the area of heat transfer and pultrusion process modeling directed at process optimization.  In 2007 Mr. Sumerak established Sumerak Pultrusion Resource as a consultancy to support new product development and process optimization efforts for clients drawing on an extensive technical database. He has published over 30 technical papers on a broad range of pultrusion related topics, written several pultrusion text chapters and has lectured on advanced pultrusion processing topics in seminars and conferences worldwide.  Since 2009, Mr. Sumerak has been involved with the Company’s pultruded flooring development project in collaboration with Bayer MaterialScience. He accepted the position of Chief Technology Officer in June of 2011 and is currently responsible for product development, manufacturing process technology and the development of technical intellectual property content for the Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.

MARCH 31, 2012 SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marino Kulas President & CEO, Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	45,161	48,849	-	-	-	-	-	94,010

Mario Verrilli VP Corporate Development &Acting CFO	2012	49,820	-	-	-	-	-	-	49,820
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Joseph DeRose VP of Product Development	2012	94,000	-	-	-	-	-	-
	2011	47,207	-	149,773	-	-	-	-	196,980
	2010	21,000	-	60,524	-	-	-	-	81,524

Ante Nincevic VP Marine Development	2012	21,450	-	-	-	-	-	-	21,450
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Joseph Sumerak Chief Technology Officer	2012	80,769		-	45,908	-	-	-	126,684
	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

(1) The Company granted options to employees dispersed in equal increments over three years, with, an exercise price of $0.50 cents per share. The options vest over a period of three years with one third vesting on each anniversary date following the date of issue.  The options were valued at $45,908 using a Black-Scholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

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

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Marino Kulas 40 Bellini Avenue Brampton, Ontario L6T 3Z8	Common Stock	36,846,000	23.01%
Michael Moyal 10520 Yonge St., Suite 298 Richmond Hill, Ontario L4C 3C7	Common Stock	10,249,226	6.40%
Adaly Investment Management Inc. 2300 Yonge Street, Suite 1100 Toronto, ON M4P 1E4	Common Stock	9,500,000	5.93%
Dusan Miklas 220 Duncan Mill Rd Suite 301 North York, ON M3B 3J5	Common Stock	8,900,000	5.56%
Mark S. Wilder 223 Dunvegan Road, Toronto, ON M5P 2P3	Common Stock	8,204,097	5.12%
KS Centoco Ltd. (2) 26 Industrial Pk Rd. Tilbury, ON N0P 2L0	Common Stock	5,000,000	3.12%
Mario Verrilli87 Veneto Drive, Woodbridge, Ontario L4L 8X5	Common Stock	509,000	0.318%
Total	Common Stock	79,208,323	49.47%
Directors and Executive Officers	Common Stock	42,355,000	26.45%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	Beneficially owned by Anthony G. Toldo, who was appointed to the Board on May 11, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the year ended March 31, 2012, the Company had certain loans payable to its founder and CEO and related parties in the amount of $1,868,330.  No interest is payable under the terms of these loans, however they have an imputed interest rate of between 6.25% and 8.75%.  For the year ended March 31, 2011, the Company had approximately $1,924,016 in loans payable to its founder and CEO and related parties.

Effective, July 1, 2010, the Company sold its 50.1% interest in Conforce 1 to Marino Kulas, CEO of Conforce International, for the sum of USD 417,989 (CAD 445,000).  As consideration, the Company reduced the face value of the related party loans payable.  As a result of this transaction, intercompany loans that were otherwise eliminated on consolidation became outstanding liabilities to a related party.  The fair value of these loans was approximately $1,144,460 as at March 31, 2012.

During the year, Conforce 1, controlled by Marino Kulas, CEO of Conforce International, provided services in the form of labor and repairs to certain containers owned by Conforce International. These services totaled $10,374 and are considered at market rates for similar services and no balances remain outstanding at year end.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit fees for the fiscal year ended March 31, 2012 were $98,625 (2011: $107,043). During the year the Company incurred no other audit-related fees (2011: NIL), tax fees of $516 (2011: $13,728). For the years 2012 and 2011, there were no other fees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Conforce International, Inc.

July 12 , 2012	By:	/s/ Marino Kulas
Marino Kulas
President & CEO

July 12 , 2012	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer

Conforce International Inc.
Consolidated Balance Sheets
As at March 31, 2012 and March 31, 2011 (US Dollars)
	March 31, 2012	March 31, 2011

Assets
Current Assets
Cash and cash equivalents	$1,446,584	$6,121,074
Accounts receivable (note 4)	94,795	611,375
Inventory	683,994	85,284
Prepaid expenses	113,432	-
	2,338,805	6,817,733

Property, plant and equipment (note 5)	2,578,551	1,509,537
Intangible assets (note 6)	21,745	17,289
Other non-current assets	5,198	60,336
	$4,944,299	$8,404,895

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$326,052	$468,322
Current portion of term loan (note 7)	24,836	24,092
Current portion of loan (note 8)	100,000	-
	450,888	492,414

Related party loan payable (note 9)	1,154,827	1,110,754
Term loan (note 7)	153,815	183,940
Loan (note 8)	325,000	-
	2,084,530	1,787,108
Shareholders equity (deficiency)
Share capital (note 10)	7,722,816	7,722,816
Contributed surplus	2,384,205	2,329,031
Accumulated other comprehensive income	73,739	73,739
Accumulated deficit	(7,320,991)	(3,507,799)
	2,859,769	6,617,787

	$4,944,299	$8,404,895

Common shares issued and outstanding	160,120,049	160,120,049

Going concern (note 2)
Committments (note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Consolidated Statements of Operations and Comprehensive Loss
For year ended March 31, 2012 and March 31, 2011 (US Dollars)

	2012	2011

Product revenue	$107,122	$305,824

Cost of product revenue	98,138	336,291

Gross profit (loss)	8,984	(30,467)

Expenses
General and administrative	1,612,485	1,295,705
Research and development	1,788,933	290,800
Stock based compensation	55,174	256,438
Amortization of property, plant and equipment	338,320	106,455
Amortization of intangible assets	14,859	4,123

	3,809,771	1,953,521

Loss before non-operating items	(3,800,787)	(1,983,988)

Interest on related party loans payable (note 9)	75,519	64,016
Interest on term loan	11,998	12,038
Interest and bank charges	2,124	1,062
Gain on forgivable loan	(75,000)
Foreign exchange loss (gain)	(2,236)	201,642
Loss before discontinued operations and non-controlling interest in subsidiary	(3,813,192)	(2,262,746)

Gain on sale of subsidiary (note 9)	-	(150,675)
Net loss from discontinued operations (note 17)	-	1,641

Net loss	(3,813,192)	(2,113,712)

Noncontrolling interest	-	(13,026)

Net loss attributable to Conforce International Inc.	(3,813,192)	(2,100,686)

Other Comprehensive income:
Translation adjustment on foreign exchange	-	184,047

Total comprehensive loss	(3,813,192)	(1,916,639)

Loss per share - basic and diluted
Fom continuing operations	$(0.02)	$(0.02)
From discontinued operations	$-

Weighted average number of shares outstanding	160,120,049	124,219,182

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Consolidated Statements of Cash Flow
For year ended March 31, 2012 and 2011 (US Dollars)
	2012	2011

Operating activities
Net loss	$(3,813,192)	$(2,100,686)
Items not affecting cash
Amortization of plant and equipment	338,320	106,455
Amortization of intangible assets	14,859	4,123
Imputed interest on related party loan payable	75,519	64,016
Gain on forgivable loan	(75,000)
Foreign Exchange gain on related party loan payable	(39,142)	-
Deferred rent	-	(8,771)
Stock based compensation	55,174	256,438
Gain on sale of discontinued operations	-	(150,675)
	(3,443,462)	(1,829,100)
Changes in non-cash working capital (note 18)	(337,832)	(197,946)

Net cash used in operating activities	(3,781,294)	(2,027,046)

Net cash used in discontinued operations	-	(31,190)
Investing activities
Purchase of plant and equipment	(1,407,334)	(1,087,017)
Investment in intangible assets	(19,315)	-
Decrease (increase) in non-current assets	55,138	(43,389)
Net cash used in investing activities	(1,371,511)	(1,130,406)

Financing activities
Repayment of term loans	(21,685)	(22,224)
Loan	500,000	-
Issuance of common shares	-	8,624,997
Advances from related parties	-	403,731

Net cash provided by financing activities	478,315	9,006,504

Cash provided from discontinued operations	-	5,198

Effect of foreign exchange on cash	-	151,710

Net change in cash and cash equivalents during the period	(4,674,490)	5,974,770

Cash and cash equivalents, beginning of the period	6,121,074	146,304

Cash and cash equivalents, end of the period	$1,446,584	$6,121,074

Supplemental cash flow information
Cash paid for interest	11,998	12,038

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Consolidated Statement of Shareholders Equity
March 31, 2012 (US Dollars)

					Other
	Common Stock		Contributed	Accumulated	Comprehensive	Total
	Shares	Amount	Surplus	Deficit	Income

Balance March 31, 2010	120,001,000	$9,157	$531,825	$(1,407,113)	$(110,308)	$(716,050)

Gain on fair value of related party loans payable	-	-	629,430	-	-	629,430
Stock based compensation	-	-	256,438	-	-	256,438
Issuance of common shares and warrants net	40,119,049	7,713,659	911,338	-	-	8,624,997
Non-controlling interest	-	-	-	-	-	(13,026)
Net loss	-	-	-	(2,100,686)	-	(2,100,686)
translation adjustment	-	-	-	-	184,047	184,047
Sale of interest in subsidiary	-	-	-	-	-	(247,363)

Balance March 31, 2011	160,120,049	$7,722,816	$2,329,031	$(3,507,799)	$73,739	$6,617,787

Stock based compensation	-	-	55,174	-	-	55,174
Net loss	-	-	-	(3,813,192)	-	(3,813,192)

Balance, March 31, 2012	160,120,049	$7,722,816	$2,384,205	$(7,320,991)	$73,739	$2,859,769

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”).  All amounts are reported in U.S. dollars unless otherwise stated.

Going Concern
These consolidated financial statements have been prepared on the basis of GAAP applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the year ended March 31, 2012 the Company had net cash outflows from operations of $3,781,294 and incurred a net loss of $3,813,192. As at March 31, 2012 the Company had an accumulated deficit of $7,320,991.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary, secure additional financing.

Management regularly reviews and considers the current and forecasted activities of the Company in order to satisfy itself as to the viability of continued operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecast cash requirements and balances. Based on these evaluations, management of the Company believes that as a result of the reductions in overhead that have been initiated, combined with the available cash on hand, and projected sales, the Company will have sufficient funds to operate for the next 12 months. However, should these sales not materialize, the Company will need to consider alternate sources of funding through private equity placement, debt financing instruments, or joint venture partnerships in order to operate beyond calendar 2012. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing. As a result, the Company will rely heavily on its ability to meet its projected sales targets in order to meet its financial requirements for continued operations. Based on the above, Management is of the opinion that the Company remains a going concern and should be accounted for as such.

There can be no assurances that the Company's activities will be successful or sufficient and as a result there is doubt regarding the "going concern" assumption and, accordingly, the use of accounting principles applicable to a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" assumption was not appropriate. If the "going concern" assumption is not appropriate for these consolidated financial statements, then adjustments to the carrying values of the assets and liabilities, the reported revenues and expenses and the balance sheet classifications, which could be material, would be necessary.

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
For the years ended March 31, 2012 and 2011 (US Dollars)

Significant estimates made by management of the Company include, an estimate of applicable interest rate for related party loans payable, uncollectible accounts receivable, and valuation allowances for deferred income tax assets.

Cash and cash equivalents
Cash and cash equivalents consist of cash on deposit and is designated as held-for-trading and carried at fair value. Changes in fair value are recognized in the period they occur through net income or loss.

Trade Accounts Receivable
The majority of the Company’s accounts receivable are due from sizable, well established businesses. Credit is extended based on an evaluation of a customer’s financial condition and accounts receivable are typically due within 30 days and are stated at amounts due from customers net of any allowances for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to satisfy its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes-off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is not accrued on past due receivables.  As at March 31, 2012 and 2011 the allowance for doubtful accounts was nil.

Inventories
Raw materials, work-in-progress and finished goods are valued at the lower of cost, determined on a first-in first-out basis, and replacement value.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated amortization and are amortized from the date of acquisition or, in respect of internally constructed assets, from the time an asset is substantially completed and ready for use.  Amortization is computed using the following methods as follows:

Building	Straight line over 15 years.
Office equipment	20% per annum declining basis
Computer Equipment	30% per annum declining basis
Vehicles	30% per annum declining basis
Machinery and equipment	20% per annum declining basis

The Company reviews the recoverability of the carrying amount of plant and equipment when events or circumstances indicate that the carrying amounts may not be recoverable. This evaluation is based on projections of future non-discounted net cash flows. The total of these projected net cash flows is referred to as the “net recoverable amount.” If the net recoverable amount is less than the carrying value, the asset is written down to fair value.

Intangible assets with finite useful lives
The Company’s intangible assets consist of intellectual property and are considered to have a finite useful life. As a result the intangible assets are amortized on a 20% per annum declining balance basis.

Management reviews the amortization method and useful life estimate annually. The carrying amount of intangible assets are reviewed when events or circumstances indicate that the carrying amount may not be recoverable. This evaluation is based on projections of future non-discounted net cash flows. The total of these projected net cash flows is referred to as the “net recoverable amount.” If the net recoverable amount is less than carrying value, the asset is written down to fair value.

Revenue Recognition

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

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

Stock-Based Compensation
The Company had agreements in place with certain senior management to compensate them through the direct issuance of common shares or payments to certain service providers for services performed.  For the year ended March 31, 2012, 33,333 (2011 - 1,344,574) common shares have been issued or accrued by the current shareholders to management in satisfaction of these agreements.  These stock based payments have been expensed by the Company over the period in which service has been rendered.

In addition, the Company granted stock options to certain senior management for services performed.  For the year ended March 31, 2012 a total of 360,000 (2011 - nil) stock options had been granted with a term of three years and, an exercise price of $0.50 per option.

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

For reporting purposes, assets and liabilities are translated into US dollars at the period-end exchange rates, and the results of the Company’s operations are translated at the average rate of exchange for the period. The resulting translation adjustments are recorded in accumulated other comprehensive income.

Financial Instruments
The assessment of fair value for the Company’s financial instruments was based on the authoritative guidance provided by FASB in connection with fair value measurements. It defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Carrying amounts of some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of term loans due to banks and loans payable approximate fair value.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. Since ASU 2011-05 only relates to presentation of comprehensive income, the Company does not believe the adoption of ASU 2011-05 will have any impact on its financial position, results of operations or cash flows.

In September, 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” ASU 2011-08 simplifies how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment was effective for the Company beginning January 1, 2012, with early adoption permitted. Currently the Company does not have any goodwill.

4.	ACCOUNTS RECEIVABLE

Accounts receivable for the year ended March 31:

	2012	2011
Trade accounts receivable	$25,167	$383,430
Harmonized sales tax	69,628	178,245
Subscription receipts	-	49,700
	94,795	611,375

Within the trade accounts receivable balances for 2012, 100% (2011 - 84%) of the balance is due from a single customer.

5.	PROPERTY, PLANT AND EQUIPMENT

As at March 31, 2012 the net book value of the plant and equipment is as follows:

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

	Cost	Accumulated Amortization	Net book value

Land	$120,000	$-	$120,000
Building	295,629	28,000	267,629
Office equipment	66,471	14,031	52,440
Computer Equipment	16,098	5,930	10,168
Machinery and equipment	2,795,005	666,691	2,128,314
	$3,293,203	$714,652	$2,578,551

As at March 31, 2011 the net book value of the plant and equipment was as follows:

	Cost	Accumulated Amortization	Net book value

Land	$120,000	$-	$120,000
Building	290,717	8,800	281,917
Office equipment	11,553	2,472	9,081
Machinery and equipment	787,192	365,060	422,132
Equipment acquired but not in use	676,407	-	676,407
	$1,885,869	$367,332	$1,509,537

During the year ended March 31, 2011, the Company acquired production equipment that was being installed and not in production as at the end of the year.

6.	INTANGIBLE ASSETS

As at March 31, 2012, the net book value of intangible assets is as follows:

	Cost	Accumulated Amortization	Net book value

Trade marks	$52,745	$31,000	$21,745
	52,745	31,000	21,745

As at March 31, 2011 the net book value of intangible assets was as follows:

	Cost	Accumulated Amortization	Net book value

Trade marks	$33,769	$16,480	$17,289
	33,769	16,480	17,289

7.	TERM LOAN

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

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended loan and re- payments for the next 5 years and thereafter, assuming, the floating interest rate remains constant at 6.00%, are as follows:

Repayment of the term loan for the twelve month period ended March 31:

2013	$24,836
2014	26,368
2015	27,994
2016	29.721
2017	31,554
Thereafter	38,178
Total amounts payable	178,651
Less current portion	24,836
$153,815

8.	LOAN

During the prior year the Company received, from the City of Peru and Miami County, a financial incentive to locate its production facility in Peru, Indiana.  This incentive is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to receive additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings for the manufacturing facility, purchase or deliver equipment to be used in the manufacturing facility and agree to hire a minimum of 55 full time employees within 12 months of the start of production and 110 employees within 24 months of the start of production.

The minimum employee levels have not been achieved, resulting in the Company potentially becoming ineligible for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility to which it may have otherwise been entitled.  Consequently, an estimate of the property tax abatements has been accrued for the year ended March 31, 2012.

If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportional amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.   The Company continues to operate the facility and accordingly $75,000 for the year ended March 31, 2012 has been recorded as a gain on the forgivable loan and $100,000 is recorded as a current liability.

9.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	March 31, 2012	March 31, 2011

Due to related parties	$1,868,330	$1,924,016
Less discount to fair value	(713,503)	(813,262)
	$1,154,827	$1,110,754

The amounts due to shareholder and amounts due to related parties are unsecured, non-interest bearing with no specific terms of repayment.  The amounts due to related parties arise from cash advances made by related parties to the Company for operating capital and the purchase of machinery and equipment, primarily relating to the development of the composite flooring product.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

The loans have been advanced in different increments depending on the needs of the Company and repayment was originally expected to occur in 2012.  As a condition of the issuance of common shares as a result of a private placement in October 2010, the Company agreed to defer repayment of the related party loans for a period of 10 years from the date of the original issuance, but no later than April 2017.   As a result of this deferral, the fair value of the loans has been recalculated  resulting in an additional discount of $635,598 at the time of deferral.  The imputed interest rates have been assumed to remain as previously estimated, being prime on the date of the loan plus 4%.  This results in imputed interest rates ranging from 6.25% to 8,75%.  The discount to the face value of the related party loans is charged to contributed surplus.  Imputed interest for the year ended March 31, 2012 was $75,519 (2011: $64,016).

During the year the Company acquired certain equipment from a related party at a cost of approximately $14,500.  In addition, a related party was reimbursed for the cost of labor used by the Company in its operations.  The amounts are considered market value.

As at March 31, 2012 there were no amounts due or payable to related parties, other than the related party loans previously detailed.

Effective, July 1, 2010, the Company sold its 50.1% interest in Conforce 1 to Marino Kulas, the CEO of Conforce International for the sum of USD 417,989 (CAD $445,000).  As consideration, the face value of the related party loans payable was reduced accordingly. The gain on the sale of the Company’s stake in Conforce 1 is calculated as follows:

Fair value of consideration received	$417,989
Carrying value of non-controlling interest	247,363
Less carrying value of net book value of assets of discontinued operations	(514,677)

Gain on sale of discontinued operations	$150,675

As a result of this transaction, the loan between Conforce 1 and CCC was fair valued.  Based on the same assumptions applied to the related party loans, the fair value of the amount due was $1,144,460 at the time of disposal.

10.	SHARE CAPITAL

Preferred Shares
At March 31, 2012, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share which may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at March 31, 2012 and March 31, 2011 no preferred shares were issued and outstanding.

Common Stock
At March 31, 2012 and March 31, 2011, the Company had authorized 250,000,000 shares of Common Stock at a par value of USD 0.0001 per share.

During the quarter ended December 31, 2010, the Company issued 13,333,334 common shares for gross proceeds of $2,000,000.   A commission was paid in the amount of $120,005 for net proceeds of $1,879,995.  The net proceeds were utilized for the purchase of a manufacturing facility in Peru, Indiana and deposits on equipment necessary for establishing a production facility for the EKO-FLOR product.

During the quarter ended March 31, 2011, the Company issued 26,785,715 common shares at $0.28 per share for gross proceeds of $7.5 million.  A commission of $750,000 and legal fees of $5,000 were paid by the Company in connection therewith resulting in net proceeds of $6,745,000.  In addition 2,678,512 broker warrants were issued with an exercise price of $0.28 per share.  The warrants expire on August 22, 2012.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

As at March 31, 2012, there were 160,120,049 (2011:  160,120,049) common shares issued and outstanding.

	Common Stock
	Shares	Amount
Balance as at March 31, 2010	120,001,000	$9,157
Vice President Product Development
-employment	366,667	66,102
-certification testing	200,000	83,671
Vice President Business Development
-employment	600,000	89,747
Service provider in settlement of outstanding invoices	177,907	16,918
Shares provided by a founding shareholder - changed to
Contributed surplus	(1,344,574)	(256,438)
Issuance of common shares	13,333,334	2,000,000
Less issuance costs		(120,005)
Net proceeds		1,879,995
Issuance of common shares	26,785,715	7,500,000
Less issuance costs		(754,998)
Less broker warrants		(911,338)
Net proceeds		5,833,664
Balance March 31, 2011	160,120.049	$7,722,816
Vice President Product Development
-employment	33,333	6,304
Shares provided by a founding shareholder - changed to
Contributed surplus	(33,333)	(6,304)

Balance March 31, 2012	160,120,049	$7,722,816

Warrants
In conjunction with the private placement of common shares the Company granted 2,678,512 share purchase warrants with an exercise price of $0.28 and a term of 18 months.  The warrants were valued using a Black-Scholes valuation model with a share price at date of grant of $0.45, expected life of 18 months, volatility of 164% and a risk free interest rate of 0.55%.  The fair value of the warrants is $911,338.  As at March 31, 2012 the share purchase warrants are expected to expire on August 22, 2012.

Options
During the year ended March 31, 2012, the Company granted a total of 360,000 options to employees dispersed in equal increments over three years with an exercise price of $0.50 cents per share.  The options vest over a period of three years with one third vesting on each anniversary date following the date of issue.  The options were valued at $130,140 using a Black-Scholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

	Number of options	Weighted average exercise price

Outstanding, April 1, 2011	-	-

Granted during the year	360,000	$0.50

Forfeited, exercised, expired during the year	-	-

Outstanding at March 31, 2012	360,000	$0.50
Exercisable – December 31	-	-
Weighted average life of options outstanding – years	2.27

During the year ended March 31, 2012, stock based compensation expensed for stock options was $48,870.

11.	LOSS PER SHARE

Loss per share is calculated on the basis of net loss divided by the weighted average number of common shares outstanding for the year.  The impact of warrants and options is anti-dilutive as the Company incurred losses during 2012 and 2011.  The following table represents the maximum number of shares that would be outstanding if all dilutive instruments were exercised and converted as at March 31, 2012.

	2012	2011
Common shares outstanding	160,120,049	160,120,049
Warrants outstanding	267,851	2,678,512
Options outstanding	360,000	-
	160,747,900	162,798,561

12.	COMMITMENTS

Lease commitments
The Company leases office space under a five year lease that runs through April 2012.  Monthly lease payments are approximately $4,132.  This lease has been extended to July 31, 2012.

The Company has entered into a short term leasing agreement for a private automobile for use by Company employees for travel to visit the US based manufacturing facility. The monthly lease payments are approximately $420.

Future lease commitments for the fiscal years ending:

2012	$18,176

13.	INCOME TAXES

The reconciliation of income tax expense for the years ended March 31 computed as a combined federal and provincial statutory rate to income tax expense is as follows:

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

	2012	2011

Income tax at statutory rates (2012 - 36%, 2011 - 29%)	(1,370,903)	(639,228)
Permanent differences between income for tax purposes and accounting	29,417	124,767
Differences in deductions for accounting purposes and tax due to allowable timing of deductions	126,973	32,843
Change in effective tax rates	-	8,784
Increase in valuation allowance	1,214,513	472,834

	$-	$-

The significant components of the deferred tax accounts recognized for financial reporting purposes are as follows:

	2012	2011
Non-capital loss carry forwards	$1,959,657	$745,144
Less valuation allowance	1,959,657	745,144
Net future income tax assets	$-	$-

As at March 31, 2012 the Company had net operating loss carry forwards of approximately $5.5 million, which expire in varying amounts between 2018 and 2021.  The Company’s net deferred tax asset has been offset by a valuation allowance of the same amount. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax asset.

14.	FINANCIAL INSTRUMENTS

The Company accounts for certain assets and liabilities at fair value. In determining fair value, the Company considers its principal or most advantageous market and the assumptions that market participants would use when pricing, such as inherent risk, restrictions on sale and risk of nonperformance. The fair value hierarchy is based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while non-observable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

Level 1 —	Quoted prices for identical instruments in active markets.
Level 2 —
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 —	Model-derived valuations in which one or more significant inputs or significant value-drivers are non-observable.

Assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of March 31, 2012 and 2011:

Conforce International Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended March 31, 2012 and 2011 (US Dollars)

Fair values mesured at March 31, 2012 using:
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Related party loan payable	$1,154,827	-	-	1,154,827

Fair values mesured at March 31, 2011 using:
	Total	Level 1	Level 2	Level 3
Financial Liabilities:
Related party loan payable	$1,110,754	-	-	1,110,754

15.	BUSINESS SEGMENTS

Since the sale of Conforce 1 in July of 2010, the Company operates as a single business unit focused on two primary markets: Container Flooring and Trailer Flooring. CCC, a wholly-owned subsidiary of the Company, is responsible for the research and development of EKO-FLOR products. CUI, a wholly-owned subsidiary of the Company, has sales and manufacturing operations in the U.S.

16.	ECONOMIC DEPENDENCE

For the year ended March 31, 2012, 100% of the EKO-FLOR composite flooring revenue was generated from a single customer.  For 2011, 82% of revenues were generated from 2 customers.

17.	DISCONTINUED OPERATIONS

Discontinued operations had no impact for the year ended March 31, 2012.  An analysis of the financial results of the discontinued operations for the year ended March 31, 2011 is as follows:

2011

Revenues	$292,505
Cost of revenues	145,510
Gross profit	146,995
Expenses	145,511
Income before tax of discontinued operations	1,484
Income tax expense	3,125
Income (loss) from discontinued operations	$(1,641)

18.	CHANGES IN NON-CASH WORKING CAPITAL

	2012	2011

Accounts receivable	$516,580	$(499,334)
Inventory	(598,710)	27,257
Prepaid expenses	(113,432)	16,720
Accounts payable and accrued liabilities	(142,270)	257,411

	$(337,832)	$(197,946)