Form 10-Q
period 2012-06-30
Conforce International, Inc.
filed 2012-08-13
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Yes  ☐  No ☒

As of June 30, 2012, 160,120,049 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
Unaudited Consolidated Interim Balance Sheets
As at June 30, 2012 and March 31, 2012 (US Dollars)
	June 30, 2012	March 31, 2012

Assets
Current Assets
Cash and cash equivalents	$1,018,026	$1,446,584
Accounts receivable	10,839	94,795
Inventory	677,640	683,994
Prepaid expenses	96,692	113,432
	1,803,197	2,338,805

Property, plant and equipment	2,530,873	2,578,551
Intangible assets	15,775	21,745
Other non-current assets	5,198	5,198
	$4,355,043	$4,944,299

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$249,009	$326,052
Current portion of term loan (note 5)	24,719	24,836
Current portion of loan (note 6)	100,000	100,000
	373,728	450,888

Related party loan payable (note 7)	1,152,515	1,154,827
Term loan (note 5)	144,616	153,815
Loan (note 6)	300,000	325,000
	1,970,859	2,084,530
Shareholders' equity (deficiency)
Share capital (note 8)	7,722,816	7,722,816
Contributed surplus	2,401,041	2,384,205
Accumulated other comprehensive income	73,739	73,739
Accumulated deficit	(7,813,412)	(7,320,991)
	2,384,184	2,859,769
	$4,355,043	$4,944,299

Common shares issued and outstanding	160,120,049	160,120,049
Going concern (note 2)
Commitments (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
For the three month periods ended June 30, 2012 and June 30, 2011 (US Dollars)

	2012	2011

General and administrative	$372,086	$461,218
Research and development	30,390	111,150
Stock based compensation	16,836	6,304
Amortization of property, plant and equipment	100,165	38,708
Amortization of intangible assets	5,618	864

	525,095	618,244

Loss before non-operating items	(525,095)	(618,244)

Interest on related party loans payable (note 7)	20,160	19,557
Interest on term loan	2,708	3,124
Interest and bank charges	263	1,034
Gain on forgivable loan	(25,000)	-
Foreign exchange loss (gain)	(30,805)	19,588

Net loss	(492,421)	(661,547)

Total comprehensive loss	$(492,421)	$(661,547)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	160,120,049	160,120,049

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Cash Flow
For the three month periods ended June 30, 2012 and June 30, 2011 (US Dollars)
	2012	2011

Operating activities
Net loss	$(492,421)	$(661,547)
Items not affecting cash
Amortization of plant and equipment	100,165	38,708
Amortization of intangible assets	5,618	864
Gain on forgivable loan	(25,000)	-
Imputed interest on related party loan payable	20,160	19,557
Foreign Exchange (gain) / loss on related party loan payable	(25,476)	5,936

Stock based compensation	16,836	6,304
	(400,118)	(590,178)
Changes in non-cash working capital (note 11)	30,007	(126,814)

Net cash used in operating activities	(370,111)	(716,992)

Investing activities
Purchase of plant and equipment	(52,487)	(842,452)
Decrease in non-current assets	-	39,724

Net cash used in investing activities	(52,487)	(802,728)

Financing activities
Repayment of term loans	(5,960)	(4,794)
Forgivable loan	-	500,000

Net cash provided, (used in) by financing activities	(5,960)	495,206

Decrease in cash and cash equivalents during the period	(428,558)	(1,024,514)

Cash and cash equivalents, beginning of the period	1,446,584	6,121,074

Cash and cash equivalents, end of the period	$1,018,026	$5,096,560

Supplemental cash flow information

Cash paid for interest	$2,708	$3,124

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Consolidated Statement of Shareholders Equity
June 30, 2012 (US Dollars)
					Other
	Common Stock		Contributed	Accumulated	Comprehensive
	Shares	Amount	Surplus	Deficit	Income	Total
Balance, March 31, 2012	160,120,049	$7,722,816	$2,384,205	$(7,320,991)	$73,739	$2,859,769
Stock based compensation	-	-	16,836	-	-	16,836
Net loss	-	-	-	(492,421)	-	(492,421)
Balance, June 30, 2012	160,120,049	$7,722,816	$2,401,041	$(7,813,412)	$73,739	$2,384,184

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2012 and 2011

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

The Company was incorporated on May 18, 2004 in the state of Delaware as Now Marketing Corp. and was renamed Conforce International, Inc. on May 25, 2005.  During the quarter ended December 31, 2010, the Company incorporated two wholly-owned subsidiaries, Conforce Holdings, Inc. and Conforce USA, Inc.  Both subsidiaries were incorporated in the State of Delaware.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.  For the three month period ended June 30, 2012, the Company had net cash outflows from operations of $370,111 and incurred a net loss of $492,421.  As at June 30, 2012, the Company had an accumulated deficit of $7,813,412.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary, secure additional debt or equity financing.

Management regularly reviews and considers the current and forecasted activities of the Company in order to satisfy itself as to the viability of continued operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecasted cash requirements and balances.  Based on these evaluations, management of the Company believes that as a result of the reductions in overhead that have been initiated, combined with the available cash on hand, and projected sales, the Company will have sufficient funds to operate for the next 12 months.  However, should these sales not materialize, the Company will need to consider alternate sources of funding through private equity placement, debt financing instruments, or joint venture partnerships in order to operate beyond calendar 2012. Currently, the Company does not have any such arrangements in place.  As a result, the Company will rely heavily on its ability to meet its projected sales targets in order to satisfy its financial requirements for continued operations. Based on the foregoing considerations, Management is of the opinion that the Company remains a going concern and should be accounted for on this basis.

There can be no assurances that the Company's activities will be successful or sufficient and as a result there is doubt regarding the "going concern" assumption and, accordingly, the use of accounting principles applicable to a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" assumption was not appropriate.  If the "going concern" assumption was not appropriate for these consolidated financial statements, then adjustments to the carrying values of the assets and liabilities, the reported revenues and expenses and the balance sheet classifications, which could be material, would be necessary.

3.	BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and are presented in US dollars, unless otherwise noted. Accordingly, the statements do not include all of the information and footnotes required by GAAP for annual consolidated financial statements.

The accompanying financial information reflects all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2012.   These interim consolidated financial statements follow the same accounting policies disclosed in the audited consolidated financial statements for the year ended March 31, 2012.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2012 and 2011

4.	NEW ACCOUNTING STANDARDS

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended payments due over the next 5 years and thereafter, assuming, the floating interest rate remains constant at the current rate of 6.00% are as follows:

Repayment of the term loan for the twelve month period ended June 30,

2013	$24,719
2014	26,244
2015	27,862
2016	29,581
2017	31,405
Thereafter	29,524
Total amounts payable	169,335
Less Current portion	24,719
$144,616

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2012 and 2011

6.	LOAN

During the year ended March 31, 2012, the Company received, from the City of Peru and Miami County, a financial incentive to locate its production facility in Peru, Indiana.  This incentive is in the form of an interest free, forgivable loan in the amount of $500,000 and certain property tax abatements.  Under the terms of the incentive, the Company was required to raise additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and building relating to the manufacturing facility, purchase or deliver equipment to be used in the manufacturing facility and agree to hire a minimum of 55 and 110 full time employees within 12 and 24 months from the commencement of production, respectively.

The minimum employee levels have not been achieved, resulting in the Company potentially becoming ineligible for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility to which it may have otherwise been entitled.  Consequently, an estimate of the property tax expense has been accrued.

If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportionate amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.   The Company continues to operate the facility and accordingly $25,000 for the three months ended June 30, 2012 (2011:  nil) has been recorded as a gain on the forgivable loan and $100,000 is recorded as a current liability.

7.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	June 30, 2012	March 31, 2012
Due to related parties	$1,832,362	$1,868,330
Less discount to fair value	(679,847)	(713,503)
	$1,152,515	$1,154,827

The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The amounts due to shareholder and amounts due to related party are unsecured and non-interest bearing.  The loans were advanced in different increments depending on the needs of the Company and repayment is not permitted for a minimum period of 10 years from the original date of each advance and not earlier than April 2017.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on the 10th anniversary of the advance or April 2017, whichever is earlier and with imputed interest charged at rates between 6.25% and 8.75%.   The imputed interest rate is calculated at Prime + 4% at the time of the advance.   Imputed interest for the three months ended June 30, 2012 was $20,160 (2011: $19,557).

During the course of the quarter, the Company incurred a charge of $750 for services provided by Conforce 1 Container Terminals Inc., an entity owned by Conforce International CEO, Marino Kulas. The cost for the services provided is considered market rate.

As at June 30, 2012, there were no amounts due or payable to related parties other than the related party loans previously detailed.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2012 and 2011

8.	SHARE CAPITAL

Preferred Shares
At June 30, 2012, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share that may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at June 30, 2012 and March 31, 2012 no preferred shares were issued and outstanding.

Common Stock
At June 30, 2012 and March 31, 2012, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at June 30, 2012 and March 31, 2012 there were 160,120,149 shares issued and outstanding.

	Common Stock
	Shares	Amount
Balance March 31, 2012 and June 30, 2012	160,120,049	$7,722,816

Warrants

In conjunction with the private placement of common shares the Company granted 2,678,512 share purchase warrants with an exercise price of $0.28 and a term of 18 months.  The warrants were valued using a Black-Scholes valuation model with a share price at date of grant of $0.45, expected life of 18 months, volatility of 164% and a risk free interest rate of 0.55%.  The fair value of the warrants is $911,338 and, unless extended, expire on August 22, 2012.

Options

During the year ended March 31, 2012, the Company issued a total of 360,000 options to employees dispersed in equal increments over three years with an exercise price of $0.50 cents per share.  The options vest over a period of three years with one third vesting on each anniversary date following the date of issue.  The options were valued at $130,140 using a Black-Scholes valuation model with a share price at the date of grant of $0.40, an expected life of 3 years, volatility of 144% and a risk free rate of 0.62%.

	Number of options	Weighted average exercise price
Outstanding at March 31, 2012 and June 30, 2012	360,000	$0.50
Exercisable – June 30, 2012	-	-
Weighted average life of options outstanding – years	2.02

9.	COMMITMENTS

Lease commitments
The Company leases office space on a monthly basis.  Monthly lease payments are approximately $4,289.

The Company has entered into a short term leasing agreement for a vehicle. The monthly lease payments are approximately $411.

Future lease commitments for the fiscal years ending:
2013:           $17, 977

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three month periods ended June 30, 2012 and 2011

10.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments including related party loans payable and a forgivable loan. The carrying values of financial instruments, other than debt instruments, are representative of their fair values due to their short-term maturities. The carrying values of the Company’s long-term debt instruments excluding related party loans are considered to approximate their fair values because the interest rates of these instruments are variable or comparable to current rates offered to the Company.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods of up to 10 years after the initial related party advance, although not before April 2017.  The value of the Company’s related party loans totalled $1,152,515 as of June 30, 2012 and $1,154,827 as of March 31, 2012.

11.	CHANGES IN NON-CASH WORKING CAPITAL

	June 30, 2012	June 30, 2011
Accounts receivable	$83,956	$179,973
Inventory	6,354	(333,074)
Prepaid expenses	16,740	(48,661)
Accounts payable and accrued liabilities	(77,043)	74,948
	$30,007	$(126,814)

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

The Company expects to ramp-up production of its EKO-FLOR xts trailer panels at its manufacturing facility in Peru, Indiana in August 2012. The Company also intends to establish an EKO-FLOR manufacturing facility in China. To do so, the Company would require financing between USD $15 - $20 million. Currently, there is no such financing in place, nor are there any preliminary or final term sheets or agreements in place in support of such financing.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of United States GAAP applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the three month period ended June 30, 2012 the Company had net cash outflows from operations of $370,111 and incurred a loss of $492,421.  As at June 30, 2012, the Company had an accumulated deficit of $7,813,412.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary secure additional debt or equity financing.

The Company currently has available approximately $1.0 million to establish the Peru Indiana facility as a commercial operation and maintain ongoing business operations.  The Company believes that as a result of the reductions in overhead that have been initiated in the fourth quarter of fiscal 2012, combined with the available cash on hand, and projected sales, the Company will have sufficient funds to operate for the next 12 months. However, should these sales not materialize, the Company will need to consider alternate sources of funding through private equity placement, debt financing instruments, or joint venture partnerships in order to operate beyond calendar 2012. Currently, there are no such arrangements in place, nor are there any preliminary or final term sheets or agreements in place in support of such funding.

The Company does not currently have any outstanding credit lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $169,335 due January 2019.  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBLs, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

During May 2011, the Company received $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment was received in the form of a forgivable loan along with certain property tax abatements.  Under the terms of the incentive, the Company was required to raise additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings relating to the manufacturing facility, purchase or deliver equipment to be used in the manufacturing facility and agree to hire a minimum of 55 full time employees within 12 months and 110 employees within 24 months of the of the commencement of production.

The minimum employment thresholds have not been achieved, resulting in the Company potentially becoming ineligible for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility to which it may have otherwise been entitled.  Consequently, an estimate of the property tax expense has been accrued.

If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportionate amount of the forgivable loan.  If the facility is not abandoned during the first 5 years of operation, the loan will be completely forgiven.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED JUNE 30, 2012 COMPARED TO THE INTERIM PERIOD ENDED JUNE 30, 2011

The Company did not generate revenues during the three month periods ended June 30, 2012 or June 30, 2011.  For the three months ended June 30, 2012, management has focused its efforts on retooling the Peru Indiana facility for improved processing, panel performance, and to satisfy customer requirements.

Management, administrative and production supervision staff were reduced to a minimum during the process of retooling in order to reduce the burden on cash resources.  Production is expected to begin in or around August of 2012.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities.  For the three months ended June 30, 2012, general and administrative expenses were $372,086, compared with $461,218 for the same period in 2011.  The decrease in general and administrative expenses is due to the reduced staffing during the retooling period noted above.

Research and development for the three months ended June 30, 2012 was $30,390 compared with $111,150 for the same period in 2011.  The decrease in research and development was primarily the result of reduced activities during the retooling period described above. In previous periods, trial production runs were charged as research and development expenses in cases where the product could not be sold to customers.  The retooling resulted in a significant reduction in trial testing.

Stock based compensation for the three months ended June 30, 2012 was $16,836 compared with $6,304 for the same period in 2011.  The increase in stock based compensation is due to the expensing of option grants issued in the prior year.  No new options were granted during the three months ended June 30, 2012.

Amortization of property, plant and equipment for the three months ended June 30, 2012 was $100,165 compared with $38,708 for the same period in 2011.  The increase is attributable to the additional equipment that was purchased during the year ended March 31, 2012 for use in Indiana.  It is expected that amortization will stabilize in the coming quarters until such time as the business is in a position to expand operations.

For the three months ended June 30, 2012, the Company expensed $20,160 for the imputed interest on related party loans compared with $19,557 for the same period in 2011.  This slight increase is attributable to the compounding effect of the imputed interest.  There have been no new additions to related party loans.    The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

LIABILITIES

The Company had accounts payable and accrued liabilities of $249,009 at June 30, 2012 compared with $326,052 at March 31, 2012, a decrease of $77,043.  This decrease is consistent with the reduced business activity during the retooling of the Indiana facility.

In November 2008, the company entered into a loan agreement in the amount of CAD $250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.  As at June 30, 2012, there was an outstanding balance of USD $169,335 on this loan.

At June 30, 2012, the Company had related party loans payable of $1,152,515 compared with $1,154,827 for the year ended March 31, 2012.   The change is attributable to the increased amount owing from the imputed interest charge, offset by the effects of foreign exchange as the amounts due are denominated in Canadian dollars.  The related party loans payable are unsecured and interest free and are expected to be repaid 10 years after the original advance but not before April 2017 with an imputed interest rate of between 6.25% and 8.75%.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.

The face value of the related party loans payable as at June 30, 2012 is $1,832,362 compared with $1,868,330 as at March 31, 2012.   The decrease in the face value of the related party loans is due to the translation of the Canadian dollar loans into the U.S. Dollar functional currency during a weakening of the foreign exchange rate of the US currency relative to the Canadian.

The imputed interest for the three month period ended June 30, 2012 was $20,160 compared with $19,557 for the three month period ended June 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of June 30, 2012, the Chief Executive Officer and acting Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

The CEO and Acting CFO have concluded, based on this evaluation, that as at the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective due to internal control weaknesses as discussed below:

Identification of a Material Weakness

Management has identified a lack of accounting procedures to capture manufacturing and production information to effectively and efficiently record the conversion of raw materials into finished goods.  In addition, the Company does not have sufficient technical accounting expertise, specifically there is not a permanent CFO or other senior accounting position.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE HEALTH AND SAFETY DISCLOSURES

None.
ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No. Description

31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Conforce International, Inc.

August 13, 2012	By:	/s/ Marino Kulas
Marino Kulas
Chief Executive Officer
(Principal Executive Officer)

August 13, 2012	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer
(Principal Accounting Officer)