Form 10-Q
period 2012-09-30
Conforce International, Inc.
filed 2012-11-13
CIK 1445297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

As of September 30, 2012, 160,120,049 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Conforce International Inc.
Unaudited Consolidated Interim Balance Sheets
As at September 30, 2012 and March 31, 2012 (US Dollars)
	September 30, 2012	March 31, 2012

Assets
Current Assets
Cash and cash equivalents	$374,798	$1,446,584
Accounts receivable	52,936	94,795
Inventory	686,234	683,994
Prepaid expenses	82,871	113,432
	1,196,839	2,338,805

Property, plant and equipment	2,553,234	2,578,551
Intangible assets	12,275	21,745
Other non-current assets	5,198	5,198
	$3,767,546	$4,944,299

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$243,372	$326,052
Current portion of term loan (note 5)	25,987	24,836
Current portion of loan (note 6)	100,000	100,000
	369,359	450,888

Related party loan payable (note 7)	1,214,280	1,154,827
Term loan (note 5)	143,093	153,815
Loan (note 6)	275,000	325,000
	2,001,732	2,084,530
Shareholders equity (deficiency)
Share capital (note 8)	7,722,816	7,722,816
Contributed surplus	2,409,586	2,384,205
Accumulated other comprehensive income	73,739	73,739
Accumulated deficit	(8,440,327)	(7,320,991)
	1,765,814	2,859,769

	$3,767,546	$4,944,299

Common shares issued and outstanding	160,120,049	160,120,049

Going concern (note 2)
Commitments (note 9)

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Operations and Comprehensive Loss
For the three and six month periods ended September 30, 2012 and September 30, 2011 (US Dollars)
	Three months ended		Six months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Product revenue	$32,705	$54,801	$32,705	$54,801

Cost of product revenue	30,967	48,021	30,967	48,021

Gross Profit	1,738	6,780	1,738	6,780

Expenses
General and administrative	357,177	339,694	729,263	800,912
Research and development	110,795	675,734	141,185	786,884
Stock based compensation	8,545	17,949	25,381	24,253
Amortization of property, plant and equipment	102,916	63,956	203,081	102,664
Amortization of intangible assets	4,049	858	9,667	1,722

	583,482	1,098,191	1,108,577	1,716,435

Loss before non-operating items	(581,744)	(1,091,411)	(1,106,839)	(1,709,655)

Interest on related party loans payable (note 7)	20,727	19,513	40,887	39,070
Interest on term loan	2,576	3,321	5,284	6,445
Interest and bank charges	580	355	843	1,389
Gain on forgivable loan	(25,000)	(25,000)	(50,000)	(25,000)
Foreign exchange loss (gain)	46,288	(94,448)	15,483	(74,860)

Net loss	(626,915)	(995,152)	(1,119,336	(1,656,699)

Total comprehensive loss	$(626,915)	$(995,152)	$(1,119,336	$(1,656,699)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	160,120,049	160,120,049	160,120,049	160,120,049

The accompanying notes are an integral part of these consolidated financial statements.

Conforce International Inc.
Unaudited Consolidated Interim Statements of Cash Flow
For the six month periods ended September 30, 2012 and September 30, 2011 (US Dollars)
	2012	2011

Operating activities
Net loss	$(1,119,336)	$(1,656,699)
Items not affecting cash
Amortization of plant and equipment	203,081	102,664
Amortization of intangible assets	9,667	1,722
Imputed interest on related party loan payable	40,887	39,070
Foreign exchange loss /(gain) on related party loan payable	14,758	(101,427)
Gain on forgivable loan	(50,000)	(25,000)
Stock based compensation	25,381	24,253
	(875,562)	(1,615,417)
Changes in non-cash working capital (note 11)	(12,500)	(200,383)

Net cash used in operating activities	(888,062)	(1,815,800)

Investing activities
Purchase of property, plant and equipment	(177,764)	(1,234,658)
Investment in intangible assets	-	(17,832)
D in non-current assets	-	40,900

Net cash used in investing activities	(177,764)	(1,211,590)

Financing activities
Repayment of term loans	(5,960)	(11,159)
Forgivable loan	-	500,000

Net cash provided, (used in) by financing activities	(5,960)	488,841

Decrease in cash and cash equivalents during the period	(1,071,786)	(2,538,549)

Cash and cash equivalents, beginning of the period	1,446,584	6,121,074

Cash and cash equivalents, end of the period	$374,798	$3,582,525

Supplemental cash flow information

Cash paid for interest	$5,284	$6,445

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Unaudited Consolidated Statement of Shareholders Equity
September 30, 2012 (US Dollars)
					Other
	Common Stock		Contributed	Accumulated	Comprehensive
	Shares	Amount	Surplus	Deficit	Income	Total
Balance, March 31, 2012	160,120,049	$7,722,816	$2,384,205	$(7,320,991)	$73,739	$2,859,769
Stock based compensation	-	-	25,381	-	-	25,381
Net loss	-	-	-	(1,119,336)	-	(1,119,336)
Balance, September 30, 2012	160,120,049	$7,722,816	$2,409,586	$(8,440,327)	$73,739	$1,765,814

The accompanying notes are an integral part of these financial statements.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three and six month periods ended September 30, 2012 and 2011

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

These consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP") applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.  For the six month period ended September 30, 2012, the Company had net cash outflows from operations of $888,062 and incurred a net loss of $1,119,336.  As at September 30, 2012, the Company had an accumulated deficit of $8,440,327.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, or if necessary, secure additional debt or equity financing.

Management regularly reviews and considers the current and forecasted activities of the Company in order to satisfy itself as to the viability of continued operations. These ongoing reviews include consideration of current orders and future business opportunities, current development and production activities, customer and supplier exposure and forecasted cash requirements and balances.  Depending upon the timing of the current sales cycle, the Company may be required  to consider alternate sources of funding through the placement of private equity, debt financing, or a combination thereof in order to operate beyond its current available cash on hand. No such agreements are currently in place.  Management is of the opinion, however, that the Company remains a going concern and should be subject to the applicable accounting treatment associated therewith.

There can be no assurances that the Company's activities will be successful or sufficiently successful, and as a result there is doubt regarding the "going concern" assumption and the use of accounting principles applicable to going concerns. These consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" assumption was not appropriate, in which case, adjustments would be required to be made to the carrying value of the assets and liabilities, reported revenues and expenses and balance sheet classifications.

3.	BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP for interim financial information and are presented in US dollars, unless otherwise noted. Accordingly, the statements do not include all of the information and footnotes required by GAAP for annual consolidated financial statements.

The accompanying financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for interim periods.   Operating results for the three or six month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. The accounting policies used in the preparation of these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the financial statements for the year ended March 31, 2012.   These interim consolidated financial statements follow the same accounting policies disclosed in the audited consolidated financial statements for the year ended March 31, 2012.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three and six month periods ended September 30, 2012 and 2011

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

The term of the loan is ten years with interest at a floating rate of prime + 3%.  The minimum blended payments due over the next 5 years and thereafter, assuming, the floating interest rate remains constant at the current rate of 6.00% are as follows:

Repayment of the term loan for the twelve month period ended September 30,

2013	$25,987
2014	27,590
2015	29,292
2016	31,099
2017	33,017
Thereafter	22,095
Total amounts payable	169,080
Less current portion	25,987
$143,093

6.	LOAN

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

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three and six month periods ended September 30, 2012 and 2011

The minimum employee levels have not been achieved, resulting in the Company potentially becoming ineligible for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility to which it may have otherwise been entitled.  Consequently, an estimate of the property tax expense has been accrued in the amount of $72,000 as at September 30, 2012.

If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportionate amount of the forgivable loan.  If the facility is not abandoned during the first 5 years the loan is completely forgiven.   The Company continues to operate the facility and accordingly, for the three and six month periods ended have recorded a gain on the forgivable loan of $25,000 and $50,000 respectively (2011:  25,000;  $25,000). The proportionate total of the forgivable loan remaining is $375,000, of which $100,000 has been classified as a current liability.

7.	RELATED PARTY LOAN PAYABLE AND RELATED PARTY TRANSACTIONS

	September 30, 2012	March 31, 2012

Due to related parties	$1,897,404	$1,868,330
Less discount to fair value	(683,124)	(713,503)

	1,214,280	1,154,827

The amounts due to related parties arise from cash advances the shareholder and other related parties made to the Company for the purchase of machinery and equipment, primarily relating to the development of the composite flooring product and to fund ongoing operating activities.

The amounts due to shareholder and amounts due to related party are unsecured and non-interest bearing with no specified terms of repayment.  The loans were advanced in different increments depending on the needs of the Company. As part of a private placement financing that occurred in October 2010, the related parties agreed that they would defer the repayment of the loans  for a minimum period of 10 years from the original date of each advance and not earlier than April 2017.  Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.   The discount to fair value assumes repayment will be made on the 10th anniversary of the advance or April 2017, whichever is earlier and with imputed interest charged at rates between 6.25% and 8.75%.   The imputed interest rate is calculated at Prime + 4% at the time of the advance.   Imputed interest for the three and six month periods ended September 30, 2012 was $20,727 and $40,887 respectively (2011: $19,513, $39,070).

During the course of the year, the Company incurred a charge of $750 for services provided by Conforce 1 Container Terminals Inc., an entity owned by Conforce International CEO, Marino Kulas. The cost for the services provided is considered market rate.

As at September 30, 2012, there were no amounts due or payable to related parties other than the related party loans previously detailed.

8.	SHARE CAPITAL

Preferred Shares

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three and six month periods ended September 30, 2012 and 2011

At September 30, 2012, the Company had authorized 5,000,000 preferred shares with a par value of $.0001 per share that may be issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.

As at September 30, 2012 and March 31, 2012 no preferred shares were issued and outstanding.

Common Stock
At September 30, 2012 and March 31, 2012, the Company had authorized 250,000,000 shares of Common Stock at a par value of CAD $.0001 per share.

As at September 30, 2012 and March 31, 2012 there were 160,120,149 shares issued and outstanding.

	Common Stock
	Shares	Amount
Balance March 31, 2012 and September 30, 2012	160,120,049	$7,722,816

Warrants

In conjunction with the private placement of common shares the Company granted 2,678,512 share purchase warrants with an exercise price of $0.28 and a term of 18 months.  The warrants were valued using a Black-Scholes valuation model with a share price at date of grant of $0.45, expected life of 18 months, volatility of 164% and a risk free interest rate of 0.55%.  The fair value of the warrants was $911,338 and expired on August 22, 2012.

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

	Number of options	Weighted average exercise price
Outstanding at March 31, 2012 and September 30, 2012	360,000	$0.50
Exercisable – September 30, 2012	120,000	0.50
Weighted average life of options outstanding – years	1.77

9.	COMMITMENTS & CONTINGENCIES

Lease commitments
The Company leases office space on a monthly basis.  Monthly lease payments are approximately $4,441

Future lease commitments for the fiscal years ending:
2013:	$4,441

Subsequent to September 30, 2012, the Company filed US information returns for the periods ended March 31, 2005 to March 31, 2011, inclusive. Once assessed, there is a possibility that the Company may be liable for late filing penalties and interest in arrears. Management has estimated that the Company may have a potential exposure of approximately $120,000, and is of the view that it has valid grounds for the non-assertion of penalties under applicable reasonable cause provisions.

Conforce International Inc.
Notes to the Consolidated Interim Financial Statements
For the three and six month periods ended September 30, 2012 and 2011

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has determined that there were no assets or liabilities that fall into the “Level 1” category, which values assets at the quoted prices in active markets for identical assets. The Company has determined that there were no assets or liabilities that fall into the “Level 2” category, which values assets and liabilities from observable inputs other than quoted market prices. The Company’s related party loans fall into “Level 3” category, which values assets and liabilities from inputs that are generally less observable from objective sources.  The fair value of the Company’s related party loans have been determined by discounting the loans based on inputs from the Company’s other debt instruments and expensing the imputed interest over a range of periods of up to 10 years after the initial related party advance, although not before April 2017.  The value of the Company’s related party loans totalled $1,214,280 as of September 30, 2012 and $1,154,827 as of March 31, 2012.

11.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30, 2012	September 30, 2011

Accounts receivable	$41,859	$486,739
Inventory	(2,240)	(599,076)
Prepaid expenses	30,561	(68,216)
Accounts payable and accrued liabilities	(82,680)	(19,830)

	$(12,500)	$(200,383)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATIONS

In fiscal 2013, the Company’s primary focus will be the expansion of production capacity at its manufacturing facility in Peru, Indiana and corresponding increased sale of its newly designed EKO-FLOR Titan composite floorboard.  For the remainder of calendar 2012 and 2013, the Company will continue in its efforts to commercialize the EKO-FLOR Titan throughout the North American highway trailer market.

The Company also intends to establish a manufacturing facility in China to produce EKO-FLOR floorboards for installation in ocean-going containers. In order to exploit this opportunity, the Company estimates that it will require financing in the range of USD $15 - $20 million. There are no definitive agreements in place at the present time in support of such financing.

LIQUIDITY AND CAPITAL RESOURCES

These consolidated financial statements have been prepared on the basis of United States GAAP applicable to a 'going concern', which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. For the six month period ended  September 30, 2012 the Company had net cash outflows from operations of $888,062 and incurred a loss of $1,119,336.  As at September 30, 2012, the Company had an accumulated deficit of $8,440,327.  The Company's ability to continue as a going concern depends on its ability to generate positive cash flow from operations, and  secure additional debt or equity financing.

The Company currently has available approximately $0.4 million to establish the Peru Indiana facility as a commercial operation and maintain ongoing business operations.  Depending upon the timing of the current sales cycle, the Company may be required to consider alternate sources of funding through the placement of private equity, debt financing, or a combination thereof in order to operate beyond its available cash on hand. No such agreements are currently in place. Management is of the opinion, however, that the Company remains a going concern and should be subject to the applicable accounting treatment associated therewith.

The Company does not currently have any outstanding credit lines or letters of credit.  Conforce does have a business development loan through a government sponsored program in the amount of $169,080 due January 2019.  The loan was made through the small business development loan program (SBL) and is limited in its use to the purchases of equipment.  Funds from the loan have been used to finance a portion of the production equipment in the Company’s development and production facility in Concord, Ontario and such equipment has been used as collateral for the loan.  Under the rules governing SBLs, in the event the Company defaults on the loan, the Company is only responsible for repayment of an amount equal to 25% of the total funds advanced.

During May 2011, the Company received $500,000 in incentive financing to locate its production facility in Peru, Indiana.  This incentive payment was received in the form of a forgivable loan along with certain property tax abatements.  Under the terms of the incentive, the Company was required to raise additional equity capital of not less than $5.0 million for the establishment of the Peru production facility, acquire the land and buildings relating to the manufacturing facility, purchase or deliver equipment to be used in the manufacturing facility and agree to hire a minimum of 55 full time employees within 12 months and 110 employees within 24 months of the commencement of production.

The minimum employment thresholds have not been achieved, resulting in the Company potentially becoming ineligible for certain anticipated property tax abatements on improvements to the real estate or on equipment used in the production facility to which it may have otherwise been entitled.  Consequently, an estimate of the property tax expense has been accrued in the amount of $72,000 as at September 30, 2012.

If the Company abandons the production facility within the first 5 years of operation, the Company will be required to repay a proportionate amount of the forgivable loan.  If the facility is not abandoned during the first 5 years of operation, the loan will be completely forgiven.

RESULTS OF OPERATIONS

INTERIM PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE INTERIM PERIOD ENDED SEPTEMBER 30, 2011

During the six month period ended September 30, 2012, management continued to focus its efforts on retooling the Peru, Indiana manufacturing facility to optimize processing, panel performance, and to satisfy customer requirements. Management, administrative and production supervision staff were maintained at minimum levels during the retooling period to reduce the burden on cash resources. In August 2012, the Company conducted a successful test of the newly designed EKO-FLORTM Titan panel in accordance with the requirements established by the Truck Trailer Manufacturers Association (“TTMA”). The successful TTMA test completed a thorough redesign and retooling process undertaken by the Company in March of this year.

The Company commenced production of its EKO_FLORTM Titan panel in August 2012, and generated revenues of $32,705 during the three month period ended September 30, 2012 compared with $54,801 for the same period in 2011. Subsequent to the period ended September 30, 2012, the Company announced multiple purchase orders from a single customer, and expects to receive additional orders as the customer begins actively marketing the EKO-FLORTM Titan throughout the North American 53’ dry van trailer market.

General and administrative expenses consist of salaries and wages, professional fees and consultants, office supplies, travel and utilities.  For the three and six month periods ended September 30, 2012, general and administrative expenses were $357,177 and $729,263 respectively, compared with $339,694 and $800,912 for the same periods in 2011.  The change in general and administrative expenses is due to the reduced staffing during the retooling period noted above, offset in part by additional property taxes accrued relating to the Peru property.

Research and development for the three and six month periods ended September 30, 2012 was $110,795 and $141,185 respectively, compared with $675,734 and $786,884 for the same periods in 2011.  The decrease in research and development was primarily the result of reduced activities during the retooling period described above. In previous periods, trial production runs were charged as research and development expenses in cases where the product could not be sold to customers.  The retooling resulted in a significant reduction in trial testing.

Stock based compensation for the three and six month periods ended September 30, 2012 was $8,545 and  $25,381 respectively, compared with $17,949 and $24,253 for the same periods in 2011.  The decrease in the stock based compensation is a result of the first year of vesting of one tranche of the options granted during the year ended March 31, 2012.   No new options were granted during the six months ended September 30, 2012.

Amortization of property, plant and equipment for the three and six month periods ended September 30, 2012 was $102,916 and $203,081 respectively compared with $63,956 and $102,664 for the same periods in 2011.  The increase is attributable to the additional equipment that was purchased during the year ended March 31, 2012 for use in Indiana.  As previously noted the amortization has stabilized and will remain reasonably stable until such time as the business is in a position to expand operations.

For the three and six month periods ended September 30, 2012, the Company expensed $20,727 and $40,887 respectively for the imputed interest on related party loans compared with $19,513 and $39,070 for the same periods in 2011.    The related party loans payable are unsecured and interest free and have a fair value calculated using an imputed interest rate of between 6.25% and 8.75% depending on the timing of the advance.  The imputed interest rate is calculated at Prime + 4%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

LIABILITIES

The Company had accounts payable and accrued liabilities of $243,372 at September 30, 2012 compared with $326,052 at March 31, 2012, a decrease of $82,680.   This decrease is consistent with the reduced business activity during the retooling of the Indiana facility.

In November 2008, the company entered into a loan agreement in the amount of CAD $250,000 under the Canada Small Business Financing Act for the purchase of machinery and equipment to be used in the manufacturing of the composite flooring.  The loan is secured with a first charge on the equipment purchased and a CAD $62,500 personal guarantee provided by the CEO.  As at September 30, 2012, there was an outstanding balance of USD $169,080 on this loan.

At September 30, 2012, the Company had related party loans payable of $1,214,280 compared with $1,154,827 for the year ended March 31, 2012.   The change is attributable to the increased amount owing from the imputed interest charge and impacted by the effects of foreign exchange as the amounts due are denominated in Canadian dollars.  The related party loans payable are unsecured and interest free and are expected to be repaid 10 years after the original advance but not before April 2017 with an imputed interest rate of between 6.25% and 8.75%.   Given the long term nature of these loans, each time an amount is advanced by a related party, a fair value calculation has been recorded with the discount on the loan being charged to contributed surplus.

The face value of the related party loans payable as at September 30, 2012 is $1,897,404 compared with $1,868,330 as at March 31, 2012.   The decrease in the face value of the related party loans is due to the translation of the Canadian dollar loans into the U.S. Dollar functional currency during a weakening of the foreign exchange rate of the US currency relative to the Canadian.

The imputed interest for the three and six month periods ended September 30, 2012 was $20,727 and $40,887 respectively, compared with $19,513 and $39,070 for the same periods in 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Conforce is a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

As of September 30, 2012, the Chief Executive Officer and acting Chief Financial Officer continued their evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e).

The CEO and Acting CFO have concluded, based on this evaluation, that as at the end of the period covered by this report, the Company’s disclosure controls and procedures continue not to be effective due to internal control weaknesses as discussed below:

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

101 INS
XBRL Instance Document*
101 SCH
XBRL Schema Document*
101 CAL
XBRL Calculation Linkbase Document*
101 LAB
XBRL Labels Linkbase Document*
101 PRE
XBRL Presentation Linkbase Document*
101 DEF
XBRL Definition Linkbase Document*

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

Conforce International, Inc.

November 13, 2012	By:	/s/ Marino Kulas
Marino Kulas
Chairman & CEO
(Principal Executive Officer)

November 13, 2012	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer
(Principal Accounting Officer)