Form 10-K/A
period 2012-03-31
Conforce International, Inc.
filed 2013-02-14
CIK 1445297

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

Conforce International, Inc.

February 14, 2013	By:	/s/ Marino Kulas
Marino Kulas
President & CEO

February 14, 2013	By:	/s/ Mario Verrilli
Mario Verrilli
Acting Chief Financial Officer

Tel: 905 946 1066 Fax: 905 946 9524 www.bdo.ca	BDO Canada LLP 60 Columbia Way, Suite 300 Markham ON L3R 0C9 Canada

Auditors' Report

To the Shareholders of

Conforce International Inc.

We have audited the consolidated balance sheets of Conforce International Inc. as at March 31, 2012 and 2011 and the consolidated statements of operations and comprehensive loss, cash flows and shareholders’ equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conforce International Inc. as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Conforce International Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring losses and its ability to continue as a going concern will depend on its ability to generate positive cash flows from operations or secure additional financing. There can be no assurance that the Company’s activities will be successful or sufficient and these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2012 and 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Chartered Accountants, Licensed Public Accountants

Markham, Ontario

July 12, 2012

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